Form 10-Q
period 2021-03-31
Bolt Biotherapeutics, Inc.
filed 2021-05-13
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2021, the registrant had 36,338,130 shares of common stock outstanding.

i

SPECIAL Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We have common law trademark rights in the unregistered marks “Bolt Biotherapeutics, Inc.,” “Boltbody,” and the Bolt logo in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$95,481	$5,542
Short-term investments	171,188	17,296
Prepaid expenses and other current assets	4,541	2,523
Total current assets	271,210	25,361
Property and equipment, net	3,910	4,083
Operating lease right-of-use assets	11,478	12,267
Finance lease right-of-use assets	30	34
Restricted cash	1,565	1,565
Deferred offering costs	—	2,357
Long-term investments	36,236	—
Other assets	208	875
Total assets	$324,637	$46,542
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,888	$1,598
Accrued expenses and other current liabilities	5,994	6,663
Deferred revenue	1,502	1,502
Operating lease liabilities	1,628	1,501
Total current liabilities	12,012	11,264
Operating lease liabilities, net of current portion	9,056	9,376
Convertible preferred stock purchase right liability, non-current	—	25,224
Other long-term liabilities	321	329
Total liabilities	21,389	46,193
Commitments and contingencies (Note 7)
Convertible preferred stock	—	105,296
Stockholders' equity (deficit):
Common stock, $0.00001 par value; 200,000,000 shares and 198,000,000 shares authorized at March 31, 2021 and December 31, 2020; respectively; 36,331,846 and 2,130,139 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	436,165	3,452
Accumulated other comprehensive income	(64)	—
Accumulated deficit	(132,853)	(108,399)
Total stockholders' equity (deficit):	303,248	(104,947)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$324,637	$46,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$—	$164
Operating expenses:
Research and development	14,127	6,787
General and administrative	4,299	2,122
Total operating expense	18,426	8,909
Loss from operations	(18,426)	(8,745)
Other income (expense), net
Interest income, net	56	112
Change in fair value of preferred stock right liability	(6,084)	—
Total other income (expense), net	(6,028)	112
Net loss	(24,454)	(8,633)
Net unrealized loss on marketable securities	(64)	(10)
Comprehensive loss	$(24,518)	$(8,643)
Net loss per share, basic and diluted	$(1.14)	$(4.16)
Weighted-average shares outstanding, basic and diluted	21,498,306	2,077,365

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of common stock warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	50,770	—	129	—	—	129
Vesting of early exercised options and restricted stock awards	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	2,109	—	—	2,109
Unrealized loss on available-for-sale investments	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(24,454)	(24,454)
Balance at March 31, 2021	—	$—	36,331,846	$—	$436,165	$(64)	$(132,853)	$303,248

	Three Months Ended March 31, 2020
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	10,070,102	$77,505	1,921,642	$—	$1,825	$—	$(47,671)	$(45,846)
Issuance of common stock upon exercise of stock options	—	—	16,161	—	34	—	—	34
Vesting of early exercised options and restricted stock awards	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	225	—	—	225
Unrealized loss on available-for-sale investments	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(8,633)	(8,633)
Balance at March 31, 2020	10,070,102	$77,505	1,937,803	$—	$2,089	$(10)	$(56,304)	$(54,225)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,454)	$(8,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272	101
Stock-based compensation expense	2,109	225
Accretion of premium/discount on marketable securities	335	(23)
Unrealized loss on marketable securities, net	(64)	(10)
Change in fair value of convertible preferred stock purchase rights liabilities	6,084	—
Non-cash lease expense	530	426
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,351)	33
Accounts payable and accrued expenses	(88)	(540)
Operating lease liabilities	66	(1,223)
Deferred revenue	—	(2)
Other long-term liabilities	2	8
Net cash used in operating activities	(16,559)	(9,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(58)	(373)
Purchases of marketable securities	(198,069)	(13,235)
Maturities of marketable securities	7,606	—
Net cash used in investing activities	(190,521)	(13,608)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance cost	51,902	—
Proceeds from initial public offering, net of issuance cost	244,988	—
Proceeds from issuance of common stock	129	34
Net cash provided by financing activities	297,019	34
Net increase (decrease) in cash	89,939	(23,212)
Cash, cash equivalents and restricted cash at beginning of year	7,107	35,410
Cash, cash equivalents and restricted cash at end of period	$97,046	$12,198
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$95,481	$11,614
Restricted cash	1,565	584
Total cash, cash equivalents and restricted cash	$97,046	$12,198
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$10	$5
Purchases of property and equipment included in accounts payable and accrued liabilities	$37	$17
Deferred offering costs in accounts payable and accrued liabilities	$672	$—
Right of use assets obtained in exchange for operating lease obligations	$—	$254

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business

Bolt Biotherapeutics, Inc. (the “Company”) is a clinical-stage biotechnology company pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems.

Initial Public Offering and Related Transactions

On February 9, 2021, the Company completed its initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333-252136) that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 4, 2021 and sold an aggregate of 13,225,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,725,000 shares, at a price per share of $20.00. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were approximately $242.0 million.

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

Liquidity

The Company has incurred operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $132.9 million and $108.4 million as of March 31, 2021 and December 31, 2020, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from product sales. The Company expects operating losses and negative cash flows from operations to continue for the foreseeable future. Based on the Company’s current business plan, management believes that the existing cash and cash equivalents, and marketable securities of $302.9 million as of March 31, 2021 will be sufficient to fund the Company’s obligations for at least 12 months after these financial statements are issued.

Management plans to continue to incur substantial costs in order to conduct research and development activities and the Company will be required to raise additional capital. However, there can be no assurance as to whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reverse Stock Split

On January 26, 2021, the Company amended and restated its amended and restated certificate of incorporation to effect a 1-for-7 reverse stock split of the Company’s outstanding common stock and convertible preferred stock. The par value and authorized shares of the common stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options to purchase common stock, early exercised options and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

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

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed financial statements as of and for the three months ended March 31, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the valuation of common stock, stock-based compensation, convertible preferred stock purchase right liabilities and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Deferred Offering Costs

The Company capitalized certain legal, accounting and other third-party fees that were directly related to the Company’s IPO. After the completion of the IPO in February 2021, the total deferred offering costs of $4.0 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying the balance sheets. At December 31, 2020, deferred offering costs totaling $2.4 million were included as non-current assets in the accompanying balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At March 31, 2021 and December 31, 2020, most of the Company’s funds are invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2021 and December 31, 2020, cash and cash equivalents consisted primarily of bank deposits and money market funds, which were unrestricted as to withdrawal or use.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as short-term investments, and those with remaining maturities greater than one year are classified as long-term investments. Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The Company invests its excess cash balances primarily in corporate debt securities with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income and were immaterial for all periods presented.

Restricted Cash

As of March 31, 2021 and December 31, 2020, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2025 and 2031 (see Note 7).

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Cash and cash equivalents, restricted cash, marketable debt securities, accounts payable, accrued expenses and other current liabilities are reported at their respective fair values in our condensed balance sheets. The carrying amount of the remaining financial instruments approximate fair value due to their short-term nature. Refer to Note 3 for the methodologies and assumptions used in valuing financial instruments.

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2021 that are of significance to the Company’s financial position or results of operations.

3. Fair Value Measurements and Fair Value of Financial Instruments

The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

During the three months ended March 31, 2021, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase rights liabilities described below.

There were no transfers within the hierarchy during the three months ended March 31, 2021 and 2020.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$28,614	$1	$(4)	$28,611
Other government agency securities	5,113	—	(7)	5,106
Commercial paper	91,976	—	—	91,976
Corporate debt securities	81,784	—	(53)	81,731
Total	$207,487	$1	$(64)	$207,424

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$2,639	$—	$—	$2,639
U.S. treasury securities	1,300	—	—	1,300
Commercial paper	6,795	—	—	6,795
Corporate debt securities	6,562	1	(1)	6,562
Total	$17,296	$1	$(1)	$17,296

At March 31, 2021 and December 31, 2020, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$93,270	$93,270	$—	$—
Asset backed securities	28,611	—	28,611	—
Other government agency securities	5,106	—	5,106	—
Commercial paper	91,976	—	91,976	—
Corporate debt securities	81,731	—	81,731	—
Total	$300,694	$93,270	$207,424	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,921	$3,921	$—	$—
U.S. treasury securities	1,300	1,300	—	—
Asset backed securities	2,640	—	2,640	—
Commercial paper	6,795	—	6,795	—
Corporate debt securities	6,561	—	6,561	—
Total	$21,217	$5,221	$15,996	$—
Liabilities:
Preferred stock purchase rights liability	$25,224	$—	$—	$25,224

Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock purchase right liabilities. The following table provides a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs (in thousands):

Series C Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$25,224
Change in fair value	6,084
Reclassification to equity	(31,308)
Balance at March 31, 2021	$—

The fair value of the convertible preferred stock purchase right liabilities is estimated using an income-based approach incorporating probability considerations for different scenarios. The main assumptions include the probability and timing of the tranche closing, and the estimated value of the Company’s equity at that time. In January 2021, the Company issued the additional shares of Series C-2 convertible preferred stock and accordingly, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. The fair value of the convertible preferred stock purchase right liability immediately prior to settlement was increased to $31.3 million as a result of the estimated probability of the occurrence of the second closing of Series C convertible preferred stock increasing to 80%, timing related to the occurrence of the second closing decreasing to 0.06 years and the increase in the future expected value of the Series C preferred shares to $16.25 per share.

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015 and June 2018, the Company entered into license agreements (the “Stanford Agreement”), as amended, with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. Additionally, the Company has been and is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$5,348	$5,253
Office equipment	69	69
Total property and equipment	5,417	5,322
Less accumulated depreciation and amortization	(1,507)	(1,239)
Total	$3,910	$4,083

Depreciation expense related to property and equipment was $0.3 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development	$3,522	$3,199
Accrued compensation	1,658	2,885
Accrued other	814	579
Total	$5,994	$6,663

6. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Development Agreement”) with Toray Industries, Inc. (“Toray”) to jointly develop and commercialize a Boltbody immune stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Development Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Development Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 717,514 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Development agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s IPO, all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Development Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed, which is expected to take place through the first quarter of 2022. As of March 31, 2021 and December 31, 2020, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in current liabilities on the balance sheet. The Toray Development Agreement includes optional additional items which will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consists of 45,690 square feet of additional office, laboratory and vivarium space and includes an extension of 25,956 square feet under an existing lease. The Chesapeake Master Lease has an initial term of ten years from the Commencement Date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which the Company has not received as of March 31, 2021. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which is subleased to Subtenant A as further described below. The Company expects the remaining 35,690 square feet of additional office, laboratory and vivarium space to commence in the second quarter of 2021 and the extension of the 25,956 square feet under an existing lease to commence in 2025.

As of March 31, 2021, the operating lease right-of-use assets and operating lease liabilities were $3.6 million and $4.0 million, respectively, which represents the portion of the Chesapeake Master Lease that was controlled by the Company. As the Company had not taken control of the remaining space and the lease term had not yet commenced, no operating lease right-of-use assets or operating lease liabilities for the remaining space have been recorded.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement is to sublease 10,000 square feet which commenced on August 7, 2020 and expires on July 31, 2022. Rent is subject to scheduled annual increases and the subtenant (“Subtenant A”) is responsible for certain operating expenses and taxes throughout the term under the first sublease agreement. Subtenant A has no option to extend the sublease term. Sublease income under the first sublease agreement for the three months ended March 31, 2021, was approximately $0.1 million.

The second sublease agreement is to sublease 10,500 square feet, is expected to commence in the second quarter of 2021 and will expire approximately 26 months thereafter. Rent is subject to scheduled annual increases and the subtenant (“Subtenant B”) is responsible for certain operating expenses and taxes throughout the term under the second sublease agreement. Subtenant B has no option to extend the sublease term. No sublease income under the second sublease agreement was recognized for the three months ended March 31, 2021 as the lease term had not yet commenced.

At March 31, 2021 and December 31, 2020, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2021 were 6.2 years and 9.6%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2020 were 6.3 years and 9.5%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Total operating lease cost	$664	$593

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flows from operating leases	$172	$1,390

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2021 (in thousands):

	Operating Leases	Sublease Income
2021	$1,867	$409
2022	2,701	362
2023	2,239	—
2024	2,317	—
2025	1,685	—
Thereafter	4,254	—
Total minimum lease payments/sublease income	15,063	771
Less imputed interest	(4,379)	—
Total	$10,684	$771

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At March 31, 2021, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Convertible Preferred Stock

Issuance of Series C-1 and Series C-2 Convertible Preferred Stock

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

The commitment made by the investors to invest in the second tranche of the Series C Agreement was considered a separate freestanding financial instrument and was recorded as a Convertible Preferred Stock Purchase Right Liability in the amount of $13.5 million upon the issuance of the first tranche of the Series C-1 convertible preferred stock in June 2020. The commitment was accounted for at fair value during the period it was outstanding with changes in fair value recorded as other income (expense) in the statement of operations and comprehensive loss. During the three months ended March 31, 2021, changes in fair value of this liability totaling $6.1 million have been recorded in other income (expense) in the statement of operations and comprehensive loss. In January 2021, the Company issued the additional 5,611,059 shares of Series C-2 convertible preferred stock for net proceeds of $51.9 million and accordingly, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. In February 2021, all outstanding shares of convertible preferred stock were converted into the Company’s common stock in connection with the IPO.

9. COMMON STOCK

Common Stock Warrants

In July 2018, the Company issued 249,218 warrants to purchase common stock to the Series B investors in the first tranche. The warrants were deemed to be freestanding instruments indexed to the Company’s common stock and also met the requirements for equity classification. The warrants had an expiration date of July 26, 2028 and were exercisable at the option of the warrant holder for $0.07 per share. In February 2021, all outstanding warrants were exercised to purchase 82,603 shares of the Company’s common stock in connection with the IPO.

10. STOCK-BASED COMPENSATION

Approval of 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. As of March 31, 2021, no shares had been issued under the 2021 ESPP.

Performance and Service Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during the three months ended March 31, 2021 and accordingly recognized stock-based compensation expense related to the Performance Awards of approximately $0.5 million for this quarter. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,020	$100
General and administrative	1,089	125
Total	$2,109	$225

Early Exercise Liability

Some of the options granted under the 2015 Plan may be exercised prior to the time that the options have vested, provided that such shares remain subject to repurchase until such time as they have vested. The right to repurchase these shares lapses over the vesting periods, which are generally four years. As of March 31, 2021 and December 31, 2020, there were 42,822 and 47,180, respectively, unvested shares representing an early exercise liability of approximately $0.1 million at each period-end. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be outstanding.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(24,454)	$(8,633)
Denominator:
Weighted average common shares outstanding	21,507,171	1,933,639
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(44,952)	(28,589)
Warrants to purchase common stock	36,087	172,315
Weighted average common shares outstanding - basic and diluted	21,498,306	2,077,365
Net loss per share attributable to common stockholders, basic and diluted	$(1.14)	$(4.16)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock	—	10,070,102
Common stock options issued and outstanding	5,003,518	1,999,430
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	42,822	24,508
Total	5,046,340	12,094,040

The ESPP did not exist in 2020, and the potentially dilutive shares to be issued under the ESPP as of March 31, 2021 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biotechnology company pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. We believe that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our lead product candidate BDC-1001 is a HER2 Boltbody ISAC comprised of a HER2-targeting biosimilar of trastuzumab conjugated to one of our proprietary TLR7/8 agonists, for the treatment of patients with HER2-expressing solid tumors, including those with HER2-low tumors. We have demonstrated robust single agent anti-tumor activity in multiple preclinical models, including elimination of large tumors (~500 mm3), as well as tumors that are refractory to trastuzumab or ado-trastuzumab emtansine. In our preclinical safety studies, BDC-1001 was well tolerated and no adverse safety signals were observed. We believe these findings are encouraging for the therapeutic potential of BDC-1001. We initiated a Phase 1/2 trial of BDC-1001 in the first quarter of 2020 for the treatment of patients with HER2-expressing solid tumors. We are currently in the dose escalation portion of the trial and expect to move into Phase 2 dose expansions in key solid tumor indications with unmet medical need in 2021. We believe that our preliminary Phase 1/2 data provide us with clinical proof of concept for our HER2 Boltbody ISAC approach. We are also advancing additional Boltbody ISAC product candidates targeting carcinoembryonic antigen (“CEA”) and PD-L1, both of which are currently in preclinical development. We anticipate advancing our CEA Boltbody ISAC BDC-2034 into the clinic in 2022. We expect to designate our next clinical candidate in the second half of 2021.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing and developing intellectual property, raising capital, developing our product candidates and conducting preclinical studies and early clinical trials. We have not recorded any revenue from product sales. Our only revenue has been derived from our collaboration with Toray. In March 2019, we entered into the Toray Development Agreement, to jointly develop and commercialize a Boltbody ISAC utilizing Toray’s proprietary antibody. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million, including Toray’s purchase of 717,514 shares of Series T convertible preferred stock for gross proceeds of $10.0 million and the January 2021 issuance and sale of 5,611,059 shares of Series C-2 preferred stock for net proceeds of $51.9 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions and other offering expenses.

We have incurred operating losses since our inception. Our net losses were $24.5 million, $60.7 million and $30.5 million for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $132.9 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaboration with Toray. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for all of the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray for reimbursement based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray.

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

Research and development expenses include:

•

external research and development expenses, including lab materials and supplies and payments to contract research organizations (“CROs”), investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our preclinical and toxicology studies and costs related to manufacturing materials for our preclinical studies. Since our inception and through March 31, 2021, the vast majority of our third-party expenses related to the research and development of BDC-1001. With the exception of our collaboration with Toray, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income (Expense), Net

Interest Income, Net

Interest income consists of interest on our cash, cash equivalents and marketable securities.

Change in Fair Value of Preferred Stock Purchase Right Liability

In connection with the issuance of our Series C-1 convertible preferred stock in June 2020, the investors agreed to buy, and we agreed to sell, additional shares of such preferred convertible stock at the original issue price upon the achievement of pre-defined milestones. These contractual obligations were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In January 2021, with the completion of the Series C-2 convertible preferred stock, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to fair value on the purchase date and reclassified to permanent equity.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	Change
	(Unaudited, in thousands)
Collaboration revenue	$—	$164	$(164)
Operating expenses:
Research and development	14,127	6,787	7,340
General and administrative	4,299	2,122	2,177
Total operating expenses	18,426	8,909	9,517
Loss from operations	(18,426)	(8,745)	(9,681)
Other income (expense), net:
Interest income, net	56	112	(56)
Change in fair value of preferred stock purchase right liability	(6,084)	—	(6,084)
Other income (expense), net	(6,028)	112	(6,140)
Net loss and comprehensive loss	$(24,454)	$(8,633)	$(15,821)

Collaboration Revenue

Revenue was nil and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Revenue in 2020 was generated from the execution of the Toray Development Agreement in March 2019 and the recognition of revenue over time as we fulfill our performance obligations to Toray. We did not perform any services towards satisfying the performance obligation as defined in the Toray Development Agreement during the first quarter of 2021. We expect to perform services to further the collaboration in the remainder of 2021.

Research and Development Expenses

Research and development expenses were $14.1 million and $6.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $7.3 million was primarily due to a $3.8 million increase in manufacturing expenses related to BDC-1001 and BDC-2034, a $2.5 million increase in personnel-related expenses due to increase in headcount, a $0.7 million increase in facility-related expenses, and a $0.3 million increase in outside services.

General and Administrative Expenses

General and administrative expenses were $4.3 million and $2.1 million in the three months ended March 31, 2021 and 2020, respectively. The increase of $2.2 million was primarily due to a $1.5 million increase in personnel-related expenses due to increase in headcount, $0.9 million increase in professional services expenses related to accounting services, legal fees and other professional services, offset by $0.2 million decrease in office-related expenses due to employees working remotely due to COVID-19.

Other Income, Net

Other Income, Net

Interest income was $0.1 million for each of the three months ended March 31, 2021 and 2020. The other income, net was primarily comprised of interest income from marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability was $6.0 million and nil for the three months ended March 31, 2021 and 2020, respectively. The balance in 2021 derived from the outstanding Series C-2 preferred stock purchase right liability from the Series C Agreement completed in June 2020. Upon the exercise of the preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the Series C-2 preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2021, we had cash and cash equivalents, and marketable securities of $302.9 million and an accumulated deficit of $132.9 million. Our net losses were $24.5 million, $60.7 million, and $30.5 million for the three months ended March 31, 2021 and years ended December 31, 2020 and 2019, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans in regards to liquidity.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in)
Operating activities	$(16,559)	$(9,638)
Investing activities	(190,521)	(13,608)
Financing activities	297,019	34
Net increase (decrease) in cash, cash equivalents and restricted cash	$89,939	$(23,212)

Operating Activities

Net cash used in operating activities was $16.6 million and $9.6 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities for the three months ended March 31, 2021 was primarily due to our net loss of $24.5 million, adjusted for $9.3 million of non-cash charges and a $1.4 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $6.1 million related to the change in fair value of Series C convertible preferred stock purchase right liabilities, $2.1 million for stock-based compensation, $0.5 million of non-cash lease related expense, $0.3 million for depreciation and amortization expense, and $0.3 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to increases in our prepaid expense and other current assets related to an increase in prepaid insurance. Net cash used in operating activities for the same period in 2020 was primarily due to our net loss of $8.6 million, adjusted for $0.8 million of non-cash charges and a $1.7 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $0.4 million of non-cash lease related expense, $0.2 million for stock-based compensation, and $0.1 million for depreciation and amortization expense. The change in net operating assets was primarily due to an increase in our operating lease liabilities and increases in our accounts payable and accrued expenses related to an increase in research and development expenses and the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $190.5 million and $3.6 million for three months ended March 31, 2021 and 2020, respectively. The net cash used in investing activities for the three months ended March 31, 2021 was primarily due to $198.1 million purchases of marketable securities offset by $7.6 million in maturity of marketable securities. The net cash used in investment activities for the same period in 2020 was due to $3.2 million in purchases of marketable securities and $0.4 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $297.0 million and $34,000 for the three months period ended March 31, 2021 and 2020, respectively. The net cash provided by financing activities for the three months ended March 31, 2021 was primarily due to net proceeds of $245.0 million in connection with our IPO that was completed in February 2021, a $51.9 million net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, and a $0.1 million net proceeds from the issuance of common stock from the exercise of stock options. Net cash provided by financing activities for the same period in 2020 was due to net proceeds from the issuance of common stock from the exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Contract Supply Agreement

In March 2019, we entered into a supply agreement with EirGenix, Inc. (“EirGenix”), pursuant to which EirGenix agreed to supply us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of our BDC-1001 HER2 Boltbody ISAC. Under this agreement, we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based on achievement of certain regulatory milestones by our HER2 Boltbody ISAC.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of the material weakness in our internal control over financial reporting described below.

Material Weakness

A material weakness was identified in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have the following material weakness in our internal control over financial reporting:

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

Remediation Activities

In order to address the material weakness in internal control over financial reporting described above, management, with direction from the Audit Committee, has begun the process of remediation to address control deficiencies that led to the material weakness. Specifically, management has:

•	Increased the number of accounting personnel;
•	Begun discussions with third party experts to assist management in completing a comprehensive risk assessment to identify, design and implement control activities; and
•	Begun reviewing and enhancing business policies, procedures and related internal controls to standardize business processes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed by us in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the SEC on March 31, 2021. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

During the three months ended March 31, 2021, we issued and sold the following unregistered securities:

(1)

From January 1, 2021 to February 5, 2021 (the date of filing our registration statement on Form S-8, File No. 333-252815), we granted stock options under our 2015 Equity Incentive Plan to purchase up to an aggregate of 92,141 shares of our common stock to our employees at an exercise price of $4.41 per share.

(2)

In January 2021, pursuant to a Series C stock purchase agreement, we issued an aggregate of 5,611,059 shares of our Series C-2 convertible preferred stock at a purchase price of approximately $$9.26 per share, for aggregate consideration of $51.9 million.

(3)

On February 9, 2021, in connection with the completion of our IPO, we issued (i) 2,436,271 shares of our common stock upon the conversion of our Series A-1 Preferred Stock; (ii) 6,645,906 shares of our common stock upon the conversion of our Series B Preferred Stock; (iii) 5,162,173 shares of our common stock upon the conversion of our Series C-1 Preferred Stock; and (iv) 5,611,059 shares of our common stock upon the conversion of our Series C-2 Preferred Stock; (v) 270,411 shares of our common stock upon the conversion of our Series Seed Preferred Stock; (vi) 717,514 shares of our common stock upon the conversion of our Series T Preferred Stock; and (vii) 82,603 shares of our common stock upon the exercise of our common stock warrants.

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

The offers, sales and issuances of the securities described in paragraph (2) and (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about our company. No underwriters were involved in these transactions.

Use of Proceeds

On February 9, 2021, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-252136) that was declared effective by the SEC on February 4, 2021 and sold an aggregate of 13,225,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock, at a price of $20.00 per share. After deducting underwriting discounts, commissions and offering costs paid by us, the net proceeds from the offering were approximately $242.0 million.

The net proceeds from the offering have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed income securities with a weighted average maturity of less than 13 months. Our investment policy emphasizes preservation of principal, availability of cash to meet cash flow requirements and maximizing total net returns after satisfying the first two conditions. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Bolt Biotherapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May13, 2021	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: May13, 2021

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)