Form 10-Q
period 2021-06-30
Bolt Biotherapeutics, Inc.
filed 2021-08-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 37,201,444 shares of common stock outstanding.

i

SPECIAL Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•	any impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;
•	our expectations regarding the potential benefits of our strategy and technology;
•	our expectations regarding the operation of our product candidates, collaborations and related benefits;
•	our beliefs regarding our industry;
•	our beliefs regarding the success, cost and timing of our product candidate development and collaboration activities and current and future clinical trials and studies;
•	our beliefs regarding the potential markets for our product candidates, collaborations and our and our collaborators’ ability to serve those markets;
•	our ability to attract and retain key personnel;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and
•	regulatory developments in the United States (the “U.S.”) and foreign countries, with respect to our product candidates.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$58,302	$5,542
Short-term investments	186,686	17,296
Prepaid expenses and other current assets	3,163	2,523
Total current assets	248,151	25,361
Property and equipment, net	4,551	4,083
Operating lease right-of-use assets	25,977	12,267
Finance lease right-of-use assets	25	34
Restricted cash	1,565	1,565
Deferred offering costs	—	2,357
Long-term investments	65,938	—
Other assets	867	875
Total assets	$347,074	$46,542
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,614	$1,598
Accrued expenses and other current liabilities	10,983	6,663
Deferred revenue	4,330	1,502
Operating lease liabilities	2,323	1,501
Total current liabilities	19,250	11,264
Operating lease liabilities, net of current portion	23,160	9,376
Deferred revenue, non-current	8,535	—
Convertible preferred stock purchase right liability, non-current	—	25,224
Other long-term liabilities	233	329
Total liabilities	51,178	46,193
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares and 20,843,367 shares authorized at June 30, 2021 and December 31, 2020, respectively; zero and 15,232,275 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	—	105,296
Stockholders' equity (deficit):
Common stock, $0.00001 par value; 200,000,000 shares and 198,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 37,191,005 and 2,130,139 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	452,357	3,452
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(156,438)	(108,399)
Total stockholders' equity (deficit):	295,896	(104,947)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$347,074	$46,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$67	$—	$231
Operating expenses:
Research and development	19,707	9,166	33,834	15,953
General and administrative	4,054	2,011	8,353	4,133
Total operating expense	23,761	11,177	42,187	20,086
Loss from operations	(23,761)	(11,110)	(42,187)	(19,855)
Other income (expense), net
Interest income, net	176	51	232	163
Change in fair value of preferred stock right liability	—	—	(6,084)	—
Total other income (expense), net	176	51	(5,852)	163
Net loss	(23,585)	(11,059)	(48,039)	(19,692)
Net unrealized gain (loss) on marketable securities	41	11	(23)	1
Comprehensive loss	$(23,544)	$(11,048)	$(48,062)	$(19,691)
Net loss per share, basic and diluted	$(0.64)	$(5.29)	$(1.65)	$(9.45)
Weighted-average shares outstanding, basic and diluted	36,595,112	2,089,320	29,088,267	2,083,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at March 31, 2021	—	$—	36,331,846	$—	$436,165	$(64)	$(132,853)	$303,248
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	29,685	—	420	—	—	420
Issuance of common stock upon exercise of stock options	—	—	8,429	—	23	—	—	23
Vesting of early exercised options and restricted stock awards	—	—	—	—	88	—	—	88
Stock-based compensation	—	—	—	—	2,023	—	—	2,023
Unrealized gain on available-for-sale investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(23,585)	(23,585)
Balance at June 30, 2021	—	$—	37,191,005	$—	$452,357	$(23)	$(156,438)	$295,896

	Three Months Ended June 30, 2020
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at March 31, 2020	10,070,102	$77,505	1,937,803	$—	$2,089	$(10)	$(56,304)	$(54,225)
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $225 and convertible preferred stock purchase right liability of $13,479	5,162,173	27,851	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,540	—	5	—	—	5
Vesting of early exercised options and restricted stock awards	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	223	—	—	223
Unrealized gain on available-for-sale investments	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	(11,059)	(11,059)
Balance at June 30, 2020	15,232,275	$105,356	1,939,343	$—	$2,321	$1	$(67,363)	$(65,041)

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	$(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of common stock warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	29,685	—	420			420
Issuance of common stock upon exercise of stock options	—	—	59,199	—	152	—	—	152
Vesting of early exercised options and restricted stock awards	—	—	—	—	98	—	—	98
Stock-based compensation	—	—	—	—	4,132	—	—	4,132
Unrealized loss on available-for-sale investments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(48,039)	(48,039)
Balance at June 30, 2021	—	$—	37,191,005	$—	$452,357	$(23)	$(156,438)	$295,896

	Six Months Ended June 30, 2020
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	10,070,102	$77,505	1,921,642	$—	$1,825	$—	$(47,671)	$(45,846)
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $225 and convertible preferred stock purchase right liability of $13,479	5,162,173	27,851	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	17,701	—	39	—	—	39
Vesting of early exercised options and restricted stock awards	—	—	—	—	9	—	—	9
Stock-based compensation	—	—	—	—	448	—	—	448
Unrealized gain on available-for-sale investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(19,692)	(19,692)
Balance at June 30, 2020	15,232,275	$105,356	1,939,343	$—	$2,321	$1	$(67,363)	$(65,041)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,039)	$(19,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	211
Stock-based compensation expense	4,132	448
Accretion of premium/discount on marketable securities	1,034	(53)
Unrealized gain (loss) on marketable securities, net	(23)	1
Change in fair value of convertible preferred stock purchase rights liabilities	6,084	—
Non-cash lease expense	1,174	885
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(632)	(382)
Accounts payable and accrued expenses	4,110	(438)
Operating lease liabilities	(278)	(2,821)
Deferred revenue	11,363	(69)
Other long-term liabilities	2	7
Net cash used in operating activities	(20,545)	(21,903)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(761)	(1,213)
Purchases of marketable securities	(247,768)	(13,235)
Maturities of marketable securities	11,406	5,247
Net cash used in investing activities	(237,123)	(9,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance cost	51,902	41,546
Proceeds from initial public offering, net of issuance cost	244,316	—
Proceeds from issuance of common stock related to stock purchase agreement	13,638	—
Proceeds from issuance of common stock	572	39
Net cash provided by financing activities	310,428	41,585
Net increase in cash	52,760	10,481
Cash, cash equivalents and restricted cash at beginning of year	7,107	35,410
Cash, cash equivalents and restricted cash at end of period	$59,867	$45,891
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,302	$45,307
Restricted cash	1,565	584
Total cash, cash equivalents and restricted cash	$59,867	$45,891
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$98	$9
Purchases of property and equipment included in accounts payable and accrued liabilities	$226	$280
Deferred offering costs in accounts payable and accrued liabilities	$—	$216
Right of use assets obtained in exchange for operating lease obligations	$14,884	$324

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

Initial Public Offering and Related Transactions

On February 9, 2021, the Company completed its initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333-252136) that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 4, 2021, and sold an aggregate of 13,225,000 shares of its common stock, including the full exercise of the underwriters’ option to purchase 1,725,000 shares, at a price per share of $20.00. Proceeds from the IPO, net of underwriting discounts, commissions and offering costs, were approximately $242.0 million.

In addition, each of the following occurred on February 4, 2021, in connection with the completion of the Company’s IPO:

•	the conversion of all outstanding shares of convertible preferred stock into 20,843,334 shares of the Company’s common stock; and
•	the amendment and restatement of the Company’s certificate of incorporation, authorizing 200,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Other Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its product candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain chemical or biological intermediates from such suppliers required for the synthesis of the Company’s product candidates, including due to the impact of the current COVID-19 pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights, regulatory clearance and market acceptance of the Company’s products.

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed financial statements as of and for the three and six months ended June 30, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, the valuation of common stock, stock-based compensation, convertible preferred stock purchase right liabilities and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At June 30, 2021 and December 31, 2020, most of the Company’s funds are invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted primarily of bank deposits and money market funds, which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of June 30, 2021 and December 31, 2020, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases that expire in 2025 and 2031 (see Note 7).

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and six months ended June 30, 2021 that are of significance to the Company’s financial position or results of operations.

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

During the three and six months ended June 30, 2021, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase rights liabilities described below.

There were no transfers within the hierarchy during the three and six months ended June 30, 2021 and 2020.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$38,644	$3	$(6)	$38,641
U.S. treasury securities	29,993	—	(12)	29,981
Other government agency securities	5,098	—	(5)	5,093
Commercial paper	90,819	—	—	90,819
Corporate debt securities	88,092	16	(18)	88,090
Total	$252,646	$19	$(41)	$252,624

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$2,639	$—	$—	$2,639
U.S. treasury securities	1,300	—	—	1,300
Commercial paper	6,795	—	—	6,795
Corporate debt securities	6,562	1	(1)	6,562
Total	$17,296	$1	$(1)	$17,296

At June 30, 2021 and December 31, 2020, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	June 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$54,700	$54,700	$—	$—
Asset-backed securities	38,641	—	38,641	—
U.S. treasury securities	29,981	—	29,981	—
Other government agency securities	5,093	—	5,093	—
Commercial paper	90,819	—	90,819	—
Corporate debt securities	88,090	—	88,090	—
Total	$307,324	$54,700	$252,624	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,921	$3,921	$—	$—
Asset-backed securities	2,640	—	2,640	—
U.S. treasury securities	1,300	1,300	—	—
Commercial paper	6,795	—	6,795	—
Corporate debt securities	6,561	—	6,561	—
Total	$21,217	$5,221	$15,996	$—
Liabilities:
Preferred stock purchase rights liability	$25,224	$—	$—	$25,224

Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock purchase right liabilities. The following table provides a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs (in thousands):

Series C Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$25,224
Change in fair value	6,084
Reclassification to equity	(31,308)
Balance at June 30, 2021	$—

The fair value of the convertible preferred stock purchase right liabilities is estimated using an income-based approach incorporating probability considerations for different scenarios. The main assumptions include the probability and timing of the tranche closing, and the estimated value of the Company’s equity at that time. In January 2021, the Company issued the additional shares of Series C-2 convertible preferred stock and accordingly, this contractual obligation was settled, and the preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. The fair value of the convertible preferred stock purchase right liability immediately prior to settlement was increased to $31.3 million as a result of the estimated probability of the occurrence of the second closing of Series C convertible preferred stock increasing to 80%, timing related to the occurrence of the second closing decreasing to 0.06 years and the increase in the future expected value of the Series C preferred shares to $16.25 per share.

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015 and June 2018, the Company entered into license agreements (the “Stanford Agreement”), as amended, with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$6,028	$5,253
Leasehold Improvements	67	—
Office equipment	214	69
Total property and equipment	6,309	5,322
Less accumulated depreciation and amortization	(1,758)	(1,239)
Total	$4,551	$4,083

Depreciation expense related to property and equipment was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the same periods in 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development	$7,054	$3,199
Accrued compensation	2,414	2,885
Accrued other	1,515	579
Total	$10,983	$6,663

6. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Development Agreement”) with Toray Industries, Inc. (“Toray”) to jointly develop and commercialize a Boltbody immune-stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Development Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Development Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 717,514 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Development agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s IPO, all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Development Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed, which is expected to take place through the first half of 2022. As of June 30, 2021 and December 31, 2020, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in current liabilities on the balance sheet. The Toray Development Agreement includes optional additional items which will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with Bolt’s ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, Bolt received an upfront payment of $10.0 million and is eligible to receive total potential milestone payments of up to $285.0 million per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a mid-single digit to mid-teens percentage, subject to certain customary reductions. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a Stock Purchase Agreement (the “SPA”) for the issuance of 821,045 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $6.1 million of estimated variable consideration related to reimbursements for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2021, contract liabilities totaling $11.4 million was recorded in deferred revenue in current and non-current liabilities on the balance sheet. There was no revenue earned during the three and six months ended June 30, 2021, as no services had been performed under the Genmab Agreement during these periods. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates and the parties exercise their respective program opt in rights.

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consists of 45,690 square feet of additional office, laboratory and vivarium space and includes an extension of 25,956 square feet under an existing lease. The Chesapeake Master Lease has an initial term of ten years from the Commencement Date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which paid directly by the landlord to various vendors. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which is subleased as further described below. The remaining 35,690 square feet of additional office, laboratory and vivarium space commenced in June 2021 and the extension of the 25,956 square feet under an existing lease is expected to commence in 2025. As of June 30, 2021, the operating lease right-of-use assets and operating lease liabilities for the 45,690 square feet of additional space were $18.5 million and $19.2 million, respectively.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and will expire on July 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and will expire on July 31, 2023. Rent for both subleases are subject to scheduled annual increases and the subtenants are responsible for certain operating expenses and taxes throughout the term under the sublease agreements. The subtenants have no option to extend the sublease term. Sublease income under the two sublease agreements for the three and six months ended June 30, 2021, was approximately $0.2 million and $0.3 million, respectively.

At June 30, 2021 and December 31, 2020, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators and it is immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2021 were 8.4 years and 10.8%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2020 were 6.3 years and 9.5%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total operating lease cost	$902	$603	$1,669	$1,196

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flows from operating leases	$666	$3,133

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of June 30, 2021 (in thousands):

	Operating Leases	Sublease Income
2021	$2,446	$646
2022	4,994	1,048
2023	4,612	403
2024	4,772	—
2025	4,227	—
Thereafter	19,709	—
Total minimum lease payments/sublease income	40,760	2,097
Less imputed interest	(15,277)	—
Total	$25,483	$2,097

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At June 30, 2021, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

9. COMMON STOCK

Common Stock Warrants

In July 2018, the Company issued 249,218 warrants to purchase common stock to the Series B investors in the first tranche. The warrants were deemed to be freestanding instruments indexed to the Company’s common stock and met the requirements for equity classification. The warrants had an expiration date of July 26, 2028 and were exercisable at the option of the warrant holder for $0.07 per share. In February 2021, all outstanding warrants were exercised to purchase 82,603 shares of the Company’s common stock in connection with the IPO.

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. During the three and six months ended June 30, 2021, 29,685 shares had been issued under the 2021 ESPP.

Performance and Service Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $0.1 million and $0.6 million for the three and six months ended June 30, 2021, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,077	$98	$2,097	$198
General and administrative	946	125	2,035	250
Total	$2,023	$223	$4,132	$448

Early Exercise Liability

Some of the options granted under the 2015 Plan may be exercised prior to the time that the options have vested, provided that such shares remain subject to repurchase until such time as they have vested. The right to repurchase these shares lapses over the vesting periods, which are generally four years. As of June 30, 2021 and December 31, 2020, there were 10,904 and 47,180, respectively, unvested shares representing an early exercise liability of approximately $28,000 and $0.1 million, respectively. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be outstanding.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,585)	$(11,059)	$(48,039)	$(19,692)
Denominator:
Weighted average common shares outstanding	36,617,390	1,937,510	29,104,021	1,935,575
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(22,279)	(20,213)	(33,553)	(24,401)
Weighted average warrants to purchase common stock	—	172,023	17,798	172,023
Weighted average common shares outstanding - basic and diluted	36,595,112	2,089,320	29,088,267	2,083,197
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(5.29)	$(1.65)	$(9.45)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three and Six Months Ended
	2021	2020
Convertible preferred stock	—	15,232,275
Common stock options issued and outstanding	5,091,714	1,992,801
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	10,904	16,132
Total	5,102,618	17,241,208

The ESPP did not exist in 2020, and the potentially dilutive shares to be issued under the ESPP as of June 30, 2021 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biotechnology company pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. We believe that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our lead product candidate BDC-1001 is a HER2 Boltbody ISAC comprised of a HER2-targeting biosimilar of trastuzumab conjugated to one of our proprietary TLR7/8 agonists for the treatment of patients with HER2-expressing solid tumors, including those with HER2-low tumors. We have demonstrated robust single-agent, anti-tumor activity in multiple preclinical models, including elimination of large tumors (~500 mm3), as well as tumors that are refractory to trastuzumab or ado-trastuzumab emtansine. In our preclinical safety studies, BDC-1001 was well tolerated and no adverse safety signals were observed. We believe these findings are encouraging for the therapeutic potential of BDC-1001. We initiated a Phase 1/2 trial of BDC-1001 in the first quarter of 2020 for the treatment of patients with HER2-expressing solid tumors. We are currently in the dose-escalation portion of the trial and expect to move into Phase 2 dose-expansion cohorts in 2021 in key solid tumor indications with unmet medical need. We believe that our preliminary Phase 1/2 data provide us with clinical proof of concept for our HER2 Boltbody ISAC approach. We are also advancing additional Boltbody ISAC product candidates targeting carcinoembryonic antigen (“CEA”) and PD-L1, both of which are currently in preclinical development. We anticipate advancing our CEA Boltbody ISAC BDC-2034 into the clinic in 2022. We expect to designate our next clinical candidate in the second half of 2021.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates and conducting preclinical studies and early clinical trials. We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaboration with Toray. In March 2019, we entered into the Toray Development Agreement, to jointly develop and commercialize a Boltbody ISAC utilizing Toray’s proprietary antibody. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million, including Toray’s purchase of 717,514 shares of Series T convertible preferred stock for gross proceeds of $10.0 million and the January 2021 issuance and sale of 5,611,059 shares of Series C-2 preferred stock for net proceeds of $51.9 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions and other offering expenses. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with Bolt’s proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million, and under a separate SPA, Genmab invested $15.0 million in our common stock.

We have incurred operating losses since our inception. Our net losses were $48.0 million, $60.7 million and $30.5 million for the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $156.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

•	conduct our ongoing and planned clinical trials;
•	continue our research and development programs;
•	expand our clinical, regulatory, quality and manufacturing capabilities;

•	seek regulatory approvals for our product candidates; and
•	operate as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and preclinical studies, and our expenditures on other research and development activities.

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaboration with Toray. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray for reimbursement based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray.

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with Bolt’s proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. In conjunction with the collaboration, Genmab purchased 821,045 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds to deferred revenue, which we will recognize, together with payments received from Genmab for reimbursement based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

We expect that any collaboration revenue we generate from our current collaborations, and from any future collaboration partners, will fluctuate in the future as a result of the timing and results of development activities and the timing and amount paid, including upfront and milestone payments, and other factors.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our preclinical and toxicology studies and costs related to manufacturing materials for our preclinical studies. Since our inception and through June 30, 2021, the vast majority of our third-party expenses related to the research and development of BDC-1001. With the exception of our collaboration with Toray, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Change in Fair Value of Preferred Stock Purchase Right Liability

In connection with the issuance of our Series C-1 convertible preferred stock in June 2020, the investors agreed to buy, and we agreed to sell, additional shares of such preferred convertible stock at the original issue price upon the achievement of pre-defined milestones. These contractual obligations were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In January 2021, with the completion of the Series C-2 convertible preferred stock, this contractual obligation was settled, and the preferred stock purchase right liability was remeasured to fair value on the purchase date and reclassified to permanent equity.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$—	$67	$(67)	$—	$231	$(231)
Operating expenses:
Research and development	19,707	9,166	10,541	33,834	15,953	17,881
General and administrative	4,054	2,011	2,043	8,353	4,133	4,220
Total operating expenses	23,761	11,177	12,584	42,187	20,086	22,101
Loss from operations	(23,761)	(11,110)	(12,651)	(42,187)	(19,855)	(22,332)
Other income (expense), net:
Interest income, net	176	51	125	232	163	69
Change in fair value of preferred stock purchase right liability	—	—	—	(6,084)	—	(6,084)
Other income (expense), net	176	51	125	(5,852)	163	(6,015)
Net loss and comprehensive loss	$(23,585)	$(11,059)	$(12,526)	$(48,039)	$(19,692)	$(28,347)

Collaboration Revenue

Revenue was nil for the three and six months ended June 30, 2021, and $67,000 and $0.2 million for the three and six months ended June 30, 2020, respectively. Revenue in 2020 was generated from the execution of the Toray Development Agreement in March 2019 and the recognition of revenue over time as we fulfill our performance obligations to Toray. We did not perform any services towards satisfying the performance obligation as defined in the Toray Development Agreement or Genmab Agreement during the first half of 2021. We expect to perform services to further our collaborations with Toray and Genmab in the remainder of 2021.

Research and Development Expenses

Research and development expenses were $19.7 million and $33.8 million for the three and six months ended June 30, 2021, respectively, and $9.2 million and $16.0 million for three and six months ended June 30, 2020, respectively. The increase of $10.5 million between the comparable three months periods was primarily due to a $5.8 million increase in manufacturing expenses related to BDC-1001 and BDC-2034, a $2.3 million increase in personnel-related expenses due to an increase in headcount, a $1.3 million increase in facility-related expenses, and a $1.1 million increase in clinical trial expenses. The increase of $17.9 million between the comparable six-month periods was primarily due to a $9.6 million increase in manufacturing expenses related to BDC-1001 and BDC-2034, a $4.9 million increase in personnel-related expenses due to increase in headcount, a $2.2 million increase in facility-related expenses, and a $0.7 million increase in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses were $4.1 million and $8.4 million for the three and six months ended June 30, 2021, respectively, and $2.0 million and $4.1 million for three and six months ended June 30, 2020, respectively. The increase of $2.1 million between the comparable three months periods was primarily due to a $1.7 million increase in personnel-related expenses due to increase in and headcount and increase in professional services expenses related to consulting services, legal fees and other professional services. The increase of $4.2 million between the comparable six-month periods was primarily due to a $3.0 million increase in personnel-related expenses due to an increase in headcount and increase in professional services expenses related to accounting services, legal fees and other professional services.

Other Income, Net

Interest Income, Net

Interest income was $0.2 million for each of the three and six months ended June 30, 2021, and $51,000 and $0.2 million for the three and six months ended June 30, 2020, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability was nil and $6.0 million for the three and six months ended June 30, 2021, and nil for each of the three and six months ended June 30, 2020. The balance in 2021 derived from the outstanding Series C-2 preferred stock purchase right liability from the Series C Agreement completed in June 2020. Upon the exercise of the preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the Series C-2 preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2021, we had cash and cash equivalents, and marketable securities of $310.9 million and an accumulated deficit of $156.4 million. Our net losses were $48.0 million, $60.7 million, and $30.5 million for the six months ended June 30, 2021 and years ended December 31, 2020 and 2019, respectively, and we expect to incur additional losses in the future.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in)
Operating activities	$(20,545)	$(21,903)
Investing activities	(237,123)	(9,201)
Financing activities	310,428	41,585
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,760	$10,481

Operating Activities

Net cash used in operating activities was $20.5 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $48.0 million, adjusted for $12.9 million of non-cash charges and a $14.6 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $6.1 million related to the change in fair value of Series C convertible preferred stock purchase right liabilities, $4.1 million for stock-based compensation, $1.2 million of non-cash lease-related expense, $0.5 million for depreciation and amortization expense, and $1.0 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $11.4 million increase in deferred revenue related to Genmab Agreement and an increase in accounts payable and accrued expenses, offset by an increase in our prepaid expense and other current assets and a decrease in operating lease liabilities. Net cash used in operating activities for the same period in 2020 was primarily due to our net loss of $19.7 million, adjusted for $1.5 million of non-cash charges and a $3.7 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $0.9 million of non-cash lease related expense, $0.4 million for stock-based compensation, and $0.2 million for depreciation and amortization expense. The change in net operating assets was primarily due to decreases in our operating lease liabilities and accounts payable and accrued expenses, as well as an increase in prepaid expenses and other assets.

Investing Activities

Net cash used in investing activities was $237.1 million and $9.2 million for six months ended June 30, 2021 and 2020, respectively. The net cash used in investing activities for the six months ended June 30, 2021 was primarily due to $247.8 million purchases of marketable securities and $0.8 million in purchases of property and equipment, offset by $11.4 million in maturity of marketable securities. The net cash used in investment activities for the same period in 2020 was due to $13.2 million in purchases of marketable securities and $1.2 million in purchases of property and equipment, offset by $5.2 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $310.4 million and $41.6 million for the six months ended June 30, 2021 and 2020, respectively. The net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to net proceeds of $244.3 million in connection with our IPO that was completed in February 2021, $51.9 million of net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, $13.6 million of net proceeds from issuance of common stock related to Genmab SPA, and $0.6 million of net proceeds from the issuance of common stock from the 2021 ESPP and exercise of stock options. Net cash provided by financing activities for the same period in 2020 was primarily due to a $41.5 million net proceeds from the issuance of 5,162,173 shares of Series C-1 preferred stock in June 2020 and net proceeds from the issuance of common stock from the exercise of stock options.

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

License and Collaboration Agreements

In May 2015 and June 2018, we entered into license agreements with Stanford, pursuant to which Stanford granted us worldwide exclusive licenses under certain patents related to our proprietary Boltbody ISAC technology and myeloid modulation for cancer immunotherapy, respectively. Under these agreements, we are obligated to pay annual license maintenance fees, which are nominal and will be creditable against any royalties payable to Stanford under such agreement in the applicable year. We are required in each agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product under such agreement that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. We also agreed in each agreement to pay Stanford tiered royalties on our and our sublicensees’ net sales of licensed products, at low single-digit percentage rates, subject to certain customary reductions. Our royalty obligations continue for the term of each agreement, and we are required to pay royalties on any licensed products made, used, imported or offered for sale during the term of such agreement but sold after the term of the agreement. In addition, we are obligated in each agreement to pay Stanford a sub-teen double digit to low teen double-digit percentage, based on the date of sublicensing, of certain consideration we receive as a result of granting sublicenses to the licensed patents. Pursuant to each agreement, we will reimburse Stanford’s patent expenses, including reasonable costs incurred in assisting us with prosecuting and maintaining licensed patents.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of the material weakness in our internal control over financial reporting described below.

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

We have the following material weakness in our internal control over financial reporting:

•

We did not design or maintain an effective control environment commensurate with the financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

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

Remediation Activities

In order to address the material weakness in internal control over financial reporting described above, management, with direction from the Audit Committee, has begun the process of remediation to address control deficiencies that led to the material weakness. Specifically, management has:

•	Increased the number of accounting personnel;
•	Initiated a comprehensive risk assessment to identify, design and implement control activities; and
•	Begun reviewing and enhancing business policies, procedures and related internal controls to standardize business processes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities.

During the three months ended June 30, 2021, we issued and sold the following unregistered securities:

(1)

In June 2021, pursuant to a stock purchase agreement, we issued an aggregate of 821,045 shares of our common stock at a purchase price of approximately $18.2694 per share, for aggregate consideration of $15.0 million.

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

Date: August 12, 2021	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: August 12, 2021

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)