Form 10-Q
period 2021-09-30
Bolt Biotherapeutics, Inc.
filed 2021-11-09
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 37,284,650 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,649	$5,542
Short-term investments	189,244	17,296
Prepaid expenses and other current assets	9,595	2,523
Total current assets	222,488	25,361
Property and equipment, net	5,631	4,083
Operating lease right-of-use assets	25,216	12,267
Finance lease right-of-use assets	21	34
Restricted cash	1,565	1,565
Deferred offering costs	—	2,357
Long-term investments	77,639	—
Other assets	990	875
Total assets	$333,550	$46,542
Liabilities, convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$5,155	$1,598
Accrued expenses and other current liabilities	10,922	6,663
Deferred revenue	5,207	1,502
Operating lease liabilities	2,411	1,501
Total current liabilities	23,695	11,264
Operating lease liabilities, net of current portion	22,519	9,376
Deferred revenue, non-current	12,206	—
Convertible preferred stock purchase right liability, non-current	—	25,224
Other long-term liabilities	217	329
Total liabilities	58,637	46,193
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.00001 par value; 10,000,000 shares and 20,843,367 shares authorized at September 30, 2021 and December 31, 2020, respectively; zero and 15,232,275 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	105,296
Stockholders' equity (deficit):
Common stock, $0.00001 par value; 200,000,000 shares and 198,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 37,248,072 and 2,130,139 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	—	—
Additional paid-in capital	454,784	3,452
Accumulated other comprehensive loss	(38)	—
Accumulated deficit	(179,833)	(108,399)
Total stockholders' equity (deficit):	274,913	(104,947)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$333,550	$46,542

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$752	$—	$752	$231
Operating expenses:
Research and development	19,337	9,540	53,171	25,493
General and administrative	4,941	2,865	13,294	6,998
Total operating expense	24,278	12,405	66,465	32,491
Loss from operations	(23,526)	(12,405)	(65,713)	(32,260)
Other income (expense), net
Interest income, net	131	24	363	187
Change in fair value of preferred stock right liability	—	2,380	(6,084)	2,380
Total other income (expense), net	131	2,404	(5,721)	2,567
Net loss	(23,395)	(10,001)	(71,434)	(29,693)
Net unrealized gain (loss) on marketable securities	(15)	1	(38)	2
Comprehensive loss	$(23,410)	$(10,000)	$(71,472)	$(29,691)
Net loss per share, basic and diluted	$(0.63)	$(4.73)	$(2.24)	$(14.19)
Weighted-average shares outstanding, basic and diluted	37,206,793	2,112,499	31,824,180	2,092,977

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2021	—	$—	37,191,005	$—	$452,357	$(23)	$(156,438)	$295,896
Issuance of common stock upon exercise of stock options	—	—	57,067	—	185	—	—	185
Vesting of early exercised options	—	—	—	—	16	—	—	16
Stock-based compensation	—	—	—	—	2,226	—	—	2,226
Unrealized loss on available-for-sale investments	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(23,395)	(23,395)
Balance at September 30, 2021	—	$—	37,248,072	$—	$454,784	$(38)	$(179,833)	$274,913

	Three Months Ended September 30, 2020
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 30, 2020	15,232,275	$105,356	1,939,343	$—	$2,321	$1	$(67,363)	$(65,041)
Adjustment to issuance cost for issuance of Series C-1 convertible preferred stock	—	(60)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	67,050	—	41	—	—	41
Issuance of common stock upon exercise of warrants	—	—	89,420	—	6	—	—	6
Vesting of early exercised options and restricted stock awards	—	—	—	—	5	—	—	5
Stock-based compensation	—	—	—	—	403	—	—	403
Unrealized gain on available-for-sale investments	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(10,001)	(10,001)
Balance at September 30, 2020	15,232,275	$105,296	2,095,813	$—	$2,776	$2	$(77,364)	$(74,586)

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	$(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of common stock warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	29,685	—	420			420
Issuance of common stock upon exercise of stock options	—	—	116,266	—	337	—	—	337
Vesting of early exercised options	—	—	—	—	114	—	—	114
Stock-based compensation	—	—	—	—	6,358	—	—	6,358
Unrealized loss on available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(71,434)	(71,434)
Balance at September 30, 2021	—	$—	37,248,072	$—	$454,784	$(38)	$(179,833)	$274,913

	Nine Months Ended September 30, 2020
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	10,070,102	$77,505	1,921,642	$—	$1,825	$—	$(47,671)	$(45,846)
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $285 and convertible preferred stock purchase right liability of $13,479	5,162,173	27,791	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	84,751	—	80	—	—	80
Issuance of common stock upon exercise of warrants	—	—	89,420	—	6	—	—	6
Vesting of early exercised options and restricted stock awards	—	—	—	—	14	—	—	14
Stock-based compensation	—	—	—	—	851	—	—	851
Unrealized gain on available-for-sale investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(29,693)	(29,693)
Balance at September 30, 2020	15,232,275	$105,296	2,095,813	$—	$2,776	$2	$(77,364)	$(74,586)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,434)	$(29,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832	390
Stock-based compensation expense	6,358	851
Accretion of premium/discount on marketable securities	1,871	(23)
Unrealized gain (loss) on marketable securities, net	(38)	2
Change in fair value of convertible preferred stock purchase rights liabilities	6,084	(2,380)
Non-cash lease expense	1,935	1,352
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,187)	(1,544)
Accounts payable and accrued expenses	7,225	(221)
Operating lease liabilities	(831)	(3,251)
Deferred revenue	15,911	(69)
Other long-term liabilities	2	168
Net cash used in operating activities	(39,272)	(34,418)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,776)	(2,364)
Purchases of marketable securities	(283,688)	(33,229)
Maturities of marketable securities	32,230	13,297
Net cash used in investing activities	(253,234)	(22,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance cost	51,902	41,270
Proceeds from initial public offering, net of issuance cost	244,316	—
Proceeds from issuance of common stock related to stock purchase agreement	13,638	—
Proceeds from issuance of common stock	757	216
Payment of deferred offering costs	—	(824)
Net cash provided by financing activities	310,613	40,662
Net increase (decrease) in cash	18,107	(16,052)
Cash, cash equivalents and restricted cash at beginning of year	7,107	35,410
Cash, cash equivalents and restricted cash at end of period	$25,214	$19,358
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,649	$17,793
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$25,214	$19,358
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$114	$20
Purchases of property and equipment included in accounts payable and accrued liabilities	$591	$859
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,456
Right of use assets obtained in exchange for operating lease obligations	$14,884	$4,081

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2020 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed financial statements as of and for the three and nine months ended September 30, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position, and results of operations.

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

Deferred Offering Costs

The Company capitalized certain legal, accounting, and other third-party fees that were directly related to the Company’s IPO. After the completion of the IPO in February 2021, the total deferred offering costs of $4.0 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying the balance sheets. At December 31, 2020, deferred offering costs totaling $2.4 million were included as non-current assets in the accompanying balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of September 30, 2021 and December 31, 2020, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020, cash and cash equivalents consisted primarily of bank deposits and money market funds, which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of September 30, 2021 and December 31, 2020, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases that expire in 2025 and 2031 (see Note 7).

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as potentially dilutive securities were anti-dilutive.

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and nine months ended September 30, 2021 that are of significance to the Company’s financial position or results of operations.

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

During the three and nine months ended September 30, 2021, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase rights liabilities described below.

There were no transfers within the hierarchy during the three and nine months ended September 30, 2021 and 2020.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$30,490	$3	$(8)	$30,485
U.S. treasury securities	39,983	2	(13)	39,972
Other government agency securities	5,083	—	(4)	5,079
Commercial paper	95,943	—	—	95,943
Corporate debt securities	95,422	6	(24)	95,404
Total	$266,921	$11	$(49)	$266,883

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$2,639	$—	$—	$2,639
U.S. treasury securities	1,300	—	—	1,300
Commercial paper	6,795	—	—	6,795
Corporate debt securities	6,562	1	(1)	6,562
Total	$17,296	$1	$(1)	$17,296

At September 30, 2021 and December 31, 2020, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	September 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$20,102	$20,102	$—	$—
Asset-backed securities	30,485	—	30,485	—
U.S. treasury securities	39,972	—	39,972	—
Other government agency securities	5,079	—	5,079	—
Commercial paper	95,943	—	95,943	—
Corporate debt securities	95,404	—	95,404	—
Total	$286,985	$20,102	$266,883	$—

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$3,921	$3,921	$—	$—
Asset-backed securities	2,640	—	2,640	—
U.S. treasury securities	1,300	1,300	—	—
Commercial paper	6,795	—	6,795	—
Corporate debt securities	6,561	—	6,561	—
Total	$21,217	$5,221	$15,996	$—
Liabilities:
Preferred stock purchase rights liability	$25,224	$—	$—	$25,224

Level 3 liabilities that are measured at fair value on a recurring basis consist of the convertible preferred stock purchase right liabilities. The following table provides a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs (in thousands):

Series C Convertible Preferred Stock Purchase Right Liability
Balance at December 31, 2020	$25,224
Change in fair value	6,084
Reclassification to equity	(31,308)
Balance at September 30, 2021	$—

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

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$7,236	$5,253
Leasehold improvements	132	—
Office equipment	321	69
Total property and equipment	7,689	5,322
Less accumulated depreciation and amortization	(2,058)	(1,239)
Total	$5,631	$4,083

Depreciation expense related to property and equipment was $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.4 million for the same periods in 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development	$6,140	$3,199
Accrued compensation	3,945	2,885
Accrued other	837	579
Total	$10,922	$6,663

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

In the Toray Development Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed, which is estimated to take place by the second half of 2022. The research plan is currently being reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of such services. As of September 30, 2021 and December 31, 2020, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in current liabilities on the balance sheet. The Toray Development Agreement includes optional additional items which will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 821,045 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $7.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2021, receivables of $0.3 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2021, contract liabilities totaling $10.9 million were recorded in deferred revenue with $2.9 million in current liabilities and $8.0 million in non-current liabilities on the balance sheet. The Company recorded $0.8 million in revenue earned during the three and nine months ended September 30, 2021, based on services performed under the Genmab Agreement during these periods. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates and the parties exercise their respective program opt in rights. With respect to each candidate for which a party has exercised its program opt in rights, the other party is eligible to receive potential development and sales-based milestone payments for exclusively developed and commercialized candidate and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $285.0 million per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company will receive an upfront payment of $5.0 million. The Company determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”) which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. As of September 30, 2021, both options remain fully outstanding and expire in May 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $7.5 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2021, receivable for the upfront payment of $5 million was recorded as part of the prepaid expenses and other current assets line item on the balance sheet. The upfront payment of $5 million was subsequently received in October 2021. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2021, contract liabilities totaling $5.0 million were recorded in deferred revenue with $0.8 million in current liabilities and $4.2 million in non-current liabilities on the balance sheet. There was no revenue earned during the three and nine months ended September 30, 2021, as no services had been performed under the Innovent Agreement during these periods. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $437.5 million in potential license option exercise fee and development and sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and the Company’s proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to the Company and the Company will sponsor, fund and conduct the initial clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred. As of September 30, 2021, the Company has not initiated the clinical trial for the combination therapy of nivolumab and BDC-1001.

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consists of 45,690 square feet of additional office, laboratory and vivarium space and includes an extension of 25,956 square feet under an existing lease. The Chesapeake Master Lease has an initial term of ten years from the Commencement Date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which paid directly by the landlord to various vendors. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which is subleased as further described below. The remaining 35,690 square feet of additional office, laboratory and vivarium space commenced in June 2021 and the extension of the 25,956 square feet under an existing lease is expected to commence in 2025. As of September 30, 2021, the operating lease right-of-use assets and operating lease liabilities for the 45,690 square feet of additional space were $18.3 million and $19.0 million, respectively.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and will expire on July 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and will expire on July 31, 2023. Rent for both subleases are subject to scheduled annual increases and the subtenants are responsible for certain operating expenses and taxes throughout the term under the sublease agreements. The subtenants have no option to extend the sublease term. Sublease income under the two sublease agreements for the three and nine months ended September 30, 2021, was approximately $0.2 million and $0.5 million, respectively.

At September 30, 2021 and December 31, 2020, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators and it is immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2021 were 8.2 years and 10.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2020 were 6.3 years and 9.5%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total operating lease cost	$1,229	$724	$2,721	$1,919

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$1,884	$3,639

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of September 30, 2021 (in thousands):

	Operating Leases	Sublease Income
2021	$1,228	$323
2022	4,994	1,048
2023	4,612	403
2024	4,772	—
2025	4,227	—
Thereafter	19,709	—
Total minimum lease payments/sublease income	39,542	1,774
Less imputed interest	(14,612)	—
Total	$24,930	$1,774

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At September 30, 2021, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2021, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

The commitment made by the investors to invest in the second tranche of the Series C Agreement was considered a separate freestanding financial instrument and was recorded as a Convertible Preferred Stock Purchase Right Liability in the amount of $13.5 million upon the issuance of the first tranche of the Series C-1 convertible preferred stock in June 2020. The commitment was accounted for at fair value during the period it was outstanding with changes in fair value recorded as other income (expense) in the statement of operations and comprehensive loss. During the nine months ended September 30, 2021, changes in fair value of this liability totaling $6.1  million have been recorded in other income (expense) in the statement of operations and comprehensive loss. In January 2021, the Company issued the additional 5,611,059 shares of Series C-2 convertible preferred stock for net proceeds of $51.9 million and accordingly, this contractual obligation was settled and the preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. In February 2021, all outstanding shares of convertible preferred stock were converted into the Company’s common stock in connection with the IPO.

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. During the three and nine months ended September 30, 2021, 29,685 shares had been issued under the 2021 ESPP.

Performance and Service Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $0.1 million and $0.7 million for the three and nine months ended September 30, 2021, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,231	$222	$3,328	$420
General and administrative	995	181	3,030	431
Total	$2,226	$403	$6,358	$851

Early Exercise Liability

Some of the options granted under the 2015 Plan may be exercised prior to the time that the options have vested, provided that such shares remain subject to repurchase until such time as they have vested. The right to repurchase these shares lapses over the vesting periods, which are generally four years. As of September 30, 2021 and December 31, 2020, there were 4,966 and 47,180, respectively, unvested shares representing an early exercise liability of approximately $13,000 and $0.1 million, respectively. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be outstanding.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,395)	$(10,001)	$(71,434)	$(29,693)
Denominator:
Weighted average common shares outstanding	37,214,513	1,982,788	31,837,227	1,951,427
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(7,720)	(33,211)	(24,847)	(27,365)
Weighted average warrants to purchase common stock	—	162,922	11,800	168,915
Weighted average common shares outstanding - basic and diluted	37,206,793	2,112,499	31,824,180	2,092,977
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(4.73)	$(2.24)	$(14.19)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three and Nine Months Ended
	2021	2020
Convertible preferred stock	—	15,232,275
Common stock options issued and outstanding	5,197,275	3,764,659
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	4,966	58,247
Total	5,202,241	19,055,181

The ESPP did not exist in 2020, and the potentially dilutive shares to be issued under the ESPP as of September 30, 2021 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

We have common law trademark rights in the unregistered marks “Bolt Biotherapeutics, Inc.,” “Boltbody,” and the Bolt Biotherapeutics logo in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biotechnology company pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. We believe that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our lead product candidate BDC-1001 is a HER2 Boltbody ISAC comprising a HER2-targeting biosimilar of trastuzumab conjugated to one of our proprietary TLR7/8 agonists for the treatment of patients with HER2-expressing solid tumors, including those with HER2-low tumors. We have demonstrated robust single-agent, anti-tumor activity in multiple preclinical models, including elimination of large tumors (~500 mm3), as well as tumors that are refractory to trastuzumab or ado-trastuzumab emtansine. In our preclinical safety studies, BDC-1001 was well tolerated and no adverse safety signals were observed. We believe these findings are encouraging for the therapeutic potential of BDC-1001. We initiated a Phase 1/2 trial of BDC-1001 in the first quarter of 2020 for the treatment of patients with HER2-expressing solid tumors. We are currently in the monotherapy dose-escalation portion of the trial and expect to initiate the nivolumab combination dose-escalation portion of the trial in the fourth quarter of 2021. We expect to present an update on the monotherapy dose escalation in the fourth quarter of 2021 and move into Phase 2 dose-expansion cohorts in 2022 in key solid tumor indications with unmet medical need. We believe that our preliminary Phase 1/2 data provide us with clinical proof of concept for our HER2 Boltbody ISAC approach. We are also advancing additional Boltbody ISAC product candidates targeting carcinoembryonic antigen (“CEA”) and PD-L1, both of which are currently in preclinical development. We anticipate advancing our CEA Boltbody ISAC BDC-2034 into the clinic in 2022.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates and conducting preclinical studies and early clinical trials. We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray and Genmab. In March 2019, we entered into the Toray Development Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million, including Toray’s purchase of 717,514 shares of Series T convertible preferred stock for gross proceeds of $10.0 million and the January 2021 issuance and sale of 5,611,059 shares of Series C-2 preferred stock for net proceeds of $51.9 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions and other offering expenses.

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million, and under the separate Genmab SPA, Genmab invested $15.0 million in our common stock. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we will receive an upfront payment of $5.0 million, and under the separate Innovent SPA, we may receive up to an additional $10.0 million from Innovent’s investment in our common stock. In September 2021, we entered into a clinical collaboration and supply agreement BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund and conduct the clinical trial in accordance with an agreed-upon protocol.

We have incurred operating losses since our inception. Our net losses were $71.4 million, $60.7 million and $30.5 million for the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $179.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaborations with Toray and Genmab. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray for compensation based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray.

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. In conjunction with the collaboration, Genmab purchased 821,045 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Genmab for compensation based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company will receive an upfront payment of $5.0 million and a potential equity investment in our common stock of up to $10.0 million. These contracts have been evaluated together and no consideration from the Innovent SPA has been included in the total consideration for collaboration revenue.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our preclinical and toxicology studies and costs related to manufacturing materials for our preclinical studies. Since our inception and through September 30, 2021, the vast majority of our third-party expenses related to the research and development of BDC-1001. With the exception of cost incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$752	$—	$752	$752	$231	$521
Operating expenses:
Research and development	19,337	9,540	9,797	53,171	25,493	27,678
General and administrative	4,941	2,865	2,076	13,294	6,998	6,296
Total operating expenses	24,278	12,405	11,873	66,465	32,491	33,974
Loss from operations	(23,526)	(12,405)	(11,121)	(65,713)	(32,260)	(33,453)
Other income (expense), net:
Interest income, net	131	24	107	363	187	176
Change in fair value of preferred stock purchase right liability	—	2,380	(2,380)	(6,084)	2,380	(8,464)
Other income (expense), net	131	2,404	(2,273)	(5,721)	2,567	(8,288)
Net loss and comprehensive loss	$(23,395)	$(10,001)	$(13,394)	$(71,434)	$(29,693)	$(41,741)

Collaboration Revenue

Revenue was $0.8 million for the three and nine months ended September 30, 2021, and nil and $0.2 million for the three and nine months ended September 30, 2020, respectively. Revenue in 2020 was generated from the execution of the Toray Development Agreement in March 2019 and the recognition of revenue over time as we fulfill our performance obligations to Toray. Revenue in 2021 was generated from the services performed under the Genmab Agreement as we fulfill our performance obligations to Genmab. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses were $19.3 million and $53.2 million for the three and nine months ended September 30, 2021, respectively, and $9.5 million and $25.5 million for three and nine months ended September 30, 2020, respectively. The increase of $9.8 million between the comparable three months periods was primarily due to a $3.1 million increase in manufacturing expenses related to BDC-1001 and BDC-2034, a $2.9 million increase in personnel-related expenses due to an increase in headcount, a $1.9 million increase in facility-related expenses, and a $1.7 million increase in clinical trial expenses. The increase of $27.7 million between the comparable nine-month periods was primarily due to a $12.4 million increase in manufacturing expenses related to BDC-1001 and BDC-2034, a $7.7 million increase in personnel-related expenses due to increase in headcount, a $4.4 million increase in facility-related expenses, and a $2.5 million increase in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $13.3 million for the three and nine months ended September 30, 2021, respectively, and $2.9 million and $7.0 million for three and nine months ended September 30, 2020, respectively. The increase of $2.0 million between the comparable three months periods was primarily due to a $1.5 million increase in personnel-related expenses relating to an increase in headcount and increase in professional services expenses related to consulting and other professional services. The increase of $6.3 million between the comparable nine-month periods was primarily due to a $4.8 million increase in personnel-related expenses due to an increase in headcount and increase in professional services expenses related to accounting services, legal fees and other professional services.

Other Income, Net

Interest Income, Net

Interest income was $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, and $24,000 and $0.2 million for the three and nine months ended September 30, 2020, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability was nil and $6.1 million for the three and nine months ended September 30, 2021, and $2.4 for each of the three and nine months ended September 30, 2020. The balance in both 2020 and 2021 derived from the outstanding Series C-2 preferred stock purchase right liability from the Series C Agreement completed in June 2020. Upon the exercise of the preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the Series C-2 preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2021, we had cash and cash equivalents, and marketable securities of $290.5 million and an accumulated deficit of $179.8 million. Our net losses were $71.4 million, $60.7 million, and $30.5 million for the nine months ended September 30, 2021, and years ended December 31, 2020 and 2019, respectively, and we expect to incur additional losses in the future.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(Unaudited, in thousands)
Net cash provided by (used in)
Operating activities	$(39,272)	$(34,418)
Investing activities	(253,234)	(22,296)
Financing activities	310,613	40,662
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,107	$(16,052)

Operating Activities

Net cash used in operating activities was $39.3 million and $34.4 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to our net loss of $71.4 million, adjusted for $17.0 million of non-cash charges and a $15.1 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $6.4 million for stock-based compensation, $6.1 million related to the change in fair value of Series C convertible preferred stock purchase right liabilities, $1.9 million of non-cash lease-related expense, $1.9 million for accretion of discount on marketable securities, and $0.8 million for depreciation and amortization expense. The change in net operating assets was primarily due to a $15.9 million increase in deferred revenue related to Genmab Agreement and Innovent Agreement, offset by increases in our prepaid expense and other current assets and accounts payable and accrued expenses, and a decrease in operating lease liabilities. Net cash used in operating activities for the nine months ended September 30, 2020 was primarily due to our net loss of $29.7 million, adjusted for $0.2 million of non-cash charges and a $4.9 million change in operating assets and liabilities. The non-cash items were primarily comprised of $2.4 million for the change in fair value of the C-2 convertible preferred stock purchase right liability, partially offset by charges of $1.4 million of non-cash lease related expense, $0.9 million for stock-based compensation and $0.4 million for depreciation and amortization expense. The change in net operating assets was primarily due to decreases in our operating lease liabilities related to payments made for leasehold improvements, increases in our prepaid expenses and other assets and increases in accounts payable and accrued expenses related to the timing of vendor payments.

Investing Activities

Net cash used in investing activities was $253.2 million and $22.3 million for nine months ended September 30, 2021 and 2020, respectively. The net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to $283.7 million purchases of marketable securities and $1.8 million in purchases of property and equipment, offset by $32.2 million in maturity of marketable securities. The net cash used in investment activities for the same period in 2020 was due to $33.2 million in net purchases of marketable securities and $2.4 million in purchases of property and equipment, offset by $13.3 million in maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $310.6 million and $40.7 million for the nine months ended September 30, 2021 and 2020, respectively. The net cash provided by financing activities for the nine months ended September 30, 2021 was primarily due to net proceeds of $244.3 million in connection with our IPO that was completed in February 2021, $51.9 million of net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, $13.6 million of net proceeds from issuance of common stock related to Genmab SPA, and $0.8 million of net proceeds primarily from the issuance of common stock from the 2021 ESPP and exercise of stock options. Net cash provided by financing activities for the same period in 2020 was primarily due to a $41.3 million net proceeds from the issuance of 5,162,173 shares of Series C-1 preferred stock in June 2020, partially offset by payments of deferred offering costs.

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

Our future capital requirements will depend on many factors, including:

•	the type, number, scope, progress, expansions, results, costs and timing of our clinical trials;
•	preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;
•	the outcome, timing and costs of regulatory review of our product candidates;
•	the costs and timing of manufacturing for our product candidates, including commercial manufacturing;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;

•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	patients’ willingness to pay out-of-pocket for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	the costs of obtaining, maintaining, defending, and enforcing our patent and other intellectual property rights; and
•	costs associated with any product candidates, products, or technologies that we may in-license or acquire.

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of the material weakness in our internal control over financial reporting described below.

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

We have the following material weakness in our internal control over financial reporting:

•

We did not design or maintain an effective control environment commensurate with the financial reporting requirements. Specifically, we lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately while maintaining appropriate segregation of duties. Without such professionals, we did not design and maintain formal accounting policies, procedures, and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

The above material weakness did not result in a material misstatement of our previously issued financial statements, however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Remediation Activities

In order to address the material weakness in internal control over financial reporting described above, management, with direction from the Audit Committee, has:

•	Increased the number of accounting personnel;
•	Completed a comprehensive risk assessment to identify, design, and implement our internal controls; and
•	Continued the review and enhancement of business policies, procedures, and related internal controls to standardize business processes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Use of Proceeds

On February 9, 2021, we completed our IPO pursuant to a registration statement on Form S-1 (File No. 333-252136) that was declared effective by the SEC on February 4, 2021, and sold an aggregate of 13,225,000 shares of our common stock, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock, at a price of $20.00 per share. After deducting underwriting discounts, commissions and offering costs paid by us, the net proceeds from the offering were approximately $242.0 million.

The net proceeds from the offering have been invested according to our approved investment policy in a mix of money market funds and high-quality, fixed-income securities with a weighted average maturity of less than 13 months. Our investment policy emphasizes preservation of principal, availability of cash to meet cash flow requirements and maximizing total net returns after satisfying the first two conditions. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

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

Date: November 9, 2021	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2021

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)