Form 10-K
period 2021-12-31
Bolt Biotherapeutics, Inc.
filed 2022-03-30
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2021, as reported by The Nasdaq Global Select Market, was approximately $382.6 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 24, 2022, the Registrant had 37,466,312 shares of common stock outstanding.

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
•
our expectations regarding the success of our development and commercialization strategy and our product candidates;
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

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors". The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Form 10-K.

•
We have a limited operating history and have incurred significant losses since inception, and we anticipate that we may continue to incur losses for the foreseeable future and may never achieve or maintain profitability.
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
•
Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach is unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
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

PART I

Item 1. Business.

Overview

We are pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. Preclinical data demonstrate that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our BDC-1001 program, currently in a Phase 1/2 clinical trial, and our BDC-2034 program, expected to enter the clinic later in 2022, both come from the Boltbody ISAC platform.

Our expertise in myeloid cell biology also forms the foundation for additional, innovative ways to target the immune activation that complement our Boltbody ISAC platform. An example of this approach is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment by targeting cell-surface receptors on macrophages. Dectin-2 agonism results in these tumor-associated macrophages (TAMs) changing to the tumor-destructive M1 phenotype, away from the M2 phenotype, which suppresses immune responses and supports tumor growth.

Our Boltbody ISACs are delivered systemically but act locally through a highly targeted approach that triggers a localized anti-tumor immune cascade through a “Three-Factor Authentication” process. This process is designed to optimize safety and minimize adverse, non-tumor-targeted systemic immune stimulation as follows:

1.
Tumor antigen recognition: Our selective and specific Boltbody ISACs bind specifically to the target antigen, recognizing tumors that express the target antigen.
2.
Antibody-dependent cellular phagocytosis (ADCP): Engagement of active Fc domains triggers myeloid-mediated phagocytosis of the Boltbody ISAC-bound tumor cell. This process directly kills antigen-expressing tumor cells and delivers tumor neoantigens to myeloid cells.
3.
TLR-mediated activation: Our proprietary TLR agonists are designed to be cell impermeable and are conjugated to antibodies with stable, non-cleavable linkers. Because TLR 7 and 8 receptors are intracellular, stimulation only occurs in myeloid cells that have phagocytosed the tumor cells that are coated with the Boltbody ISAC. The stimulated myeloid cells secrete cytokines to lower the activation threshold and chemokines to attract more immune cells into the tumor microenvironment.

Tumor-associated myeloid cells engulf the Boltbody ISAC-bound tumor cells, become armed with tumor neoantigens, and migrate to the lymph nodes. At the lymph nodes, TAMs mediate the activation and rapid expansion of tumor-reactive T cells to eliminate tumor cells, including those without the initial target antigen. As a result, the immune system determines which neoantigens are most important to eliminate the target tumors. We believe that this represents the development of systemic immunological memory with epitope spreading to neoantigens that will result in long-term anti-tumor responses.

The Boltbody ISAC platform has the following unique features that offer potential benefits for patients:

•
Ability to address difficult-to-treat solid tumors including those refractory to current treatments;
•
Designed to be well tolerated by avoiding unintended systemic immune stimulation;
•
Generation of immunological memory with epitope spreading to provide long-term anti-tumor responses and protect against recurrence; and
•
Potential to help patients who have a defective adaptive immune response.

Our Pipeline

We are leveraging our myeloid biology expertise to build a robust pipeline of immuno-oncology product candidates, including multiple Boltbody ISACs and a unique agonist antibody that targets tumor-associated macrophages as shown in the figure below. In addition to these programs, we are exploring various well-known targets that have been traditionally difficult to drug and where our myeloid expertise and the Boltbody ISAC approach may unlock the potential of these promising antigens as viable cancer targets. We currently hold exclusive worldwide rights to all of our pipeline programs.

In this graphic, HER2 = human epidermal growth factor receptor 2; CEA = carcinoembryonic antigen; PD-L1 = programmed cell death-ligand 1

Our lead product candidate, BDC-1001, is currently in clinical development for the treatment of patients with HER2-expressing solid tumors, including those with HER2-low tumors. HER2, or human epidermal growth factor receptor 2, is also known as ERBB2 and is expressed in a wide range of tumors including breast, gastric, and colorectal. We have designed BDC-1001 as a Boltbody ISAC comprising the HER2-targeting biosimilar trastuzumab conjugated to one of our proprietary TLR7/8 agonists to maximize the potential anti-tumor response. Preliminary clinical data demonstrate that BDC-1001 is well tolerated at dose level up to 20 mg/kg administered every other week and leads to changes in key biomarkers in the tumor and plasma consistent with our proposed mechanism of action. Activity has been seen in the form of disease stabilization across eight different types of HER2-expressing tumors, plus a partial response that has persisted for more than 60 weeks. BDC-1001’s monotherapy dose-escalation study continues with the goal of exploring higher exposure levels and identifying a recommended Phase 2 dose. A dose-escalation study evaluating BDC-1001 in combination with Opdivo® commenced in December 2021. We expect to present an update on both dose-escalation studies later in 2022.

Our second program, BDC-2034, is a Boltbody ISAC targeting carcinoembryonic antigen cell adhesion molecule 5, or CEA,. CEA is a well-known tumor antigen expressed in various solid tumors with significant unmet medical need including, but not limited to, colorectal cancer, non-small cell lung cancer, pancreatic cancer, and breast cancer. CEA is upregulated on the cell surface of these cancers and displays minimal receptor-mediated internalization into the cancer cell. CEA allows us to target these cancers, some of which are immunologically “cold.” In our preclinical studies, we have observed promising in vivo and in vitro activity with notable anti-tumor activity in xenograft models. We are completing studies to enable an Investigational New Drug Application, or IND, and anticipate advancing BDC-2034 into the clinic later in 2022.

Our third program, BDC-3042, is an agonist antibody targeting Dectin-2, an innate immune receptor found on the surface of macrophages. Dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including ovarian, prostate, and lung cancer, among other. We have demonstrated that stimulation with our agonist antibody has anti-tumor activity in mouse models. We have developed a lead agonist antibody that binds to Dectin-2 and activates human TAMs. Activated TAMs start to produce TNFα, IL-6, IL-1β, and CCL3. BDC-3042 is in IND-enabling preclinical studies and we expect to submit an IND in 2023.

Our fourth program is a PD-L1 Boltbody ISAC focused on the treatment of patients with tumors that are nonresponsive or become refractory to immune checkpoint blockade. Programmed cell death-ligand 1, or PD-L1, is expressed on tumor and immune cells and can help protect those cells from destruction by T cells. This encompasses more than 15 different tumor types impacting the lives of millions of patients yearly. Our PD-L1 program is a trifunctional therapeutic with the following mechanism: 1) standard ISAC mechanism, including ADCP of the tumor cells, 2) direct activation myeloid cells, and 3) PD-L1/PD-1 checkpoint inhibition. In our preclinical studies, we observed an effective anti-tumor response that was substantially improved over PD-L1 antibody blockage, and induced robust, target-dependent activation of the immune system, including induction of immunological memory.

We entered into our first collaboration in March 2019 with Toray Industries, Inc., or Toray, to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab A/S, or Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. In August 2021, we entered into an oncology research and development collaboration with Innovent Biologics, Inc., or Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. We expect our collaborations with Toray, Genmab, and Innovent to add additional novel ISACs to our pipeline.

Our Corporate History and Team

Our company was founded in 2015 to develop and commercialize pioneering work from the Engleman Laboratory at Stanford University. We have assembled a highly qualified management team with broad experience in myeloid biology, and drug discovery and development to execute our mission. Our scientific founders and management team collectively have extensive experience in immunology, oncology drug development, and patient care. We are industry veterans with prior experience at companies such as Alder, Astellas, Jazz, Roche / Genentech, Sunesis and others. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics such as Alecensa, Cytovene, Evenity, Gazyva, Herceptin, Kadcyla, Polivy, Perjeta, Rituxan, Tecentriq, Valcyte, Venclexta and Vyepti while at other companies.

Strategy

Our goal is to become a leading immuno-oncology company, leveraging our myeloid biology expertise and proprietary Boltbody ISAC approach to discover, develop and commercialize transformative treatments to address key unmet medical needs in cancer. The key components of our strategy are to:

•
Leverage our Boltbody ISAC approach and myeloid expertise to develop our pipeline of immune-activating therapies. Our expertise in myeloid biology and immuno-oncology has led us to research various tumor antigens across solid tumors where significant unmet medical needs remain. Our expertise in medicinal chemistry and antibody engineering and our ability to modulate TLR linker-payloads allow us to optimize the therapeutic profile of our product candidates for any tumor antigen as part of our research and discovery efforts to produce durable anti-tumor responses. We believe that our approach is applicable to a broad spectrum of tumor-associated antigens expressed on cancers, including cancers that are refractory to existing therapies.
•
Rapidly advance the development of our lead Boltbody ISAC product candidate, BDC-1001, for the treatment of patients with HER2-expressing cancers. BDC-1001 is currently in an ongoing Phase 1/2 clinical trial for the treatment of patients with HER2-expressing solid tumors. Based on promising preclinical and early clinical activity, we believe BDC-1001 has the potential to be effective both as a monotherapy and in combination with existing therapies for patients with HER2-expressing solid tumors. While currently approved HER2-targeting agents are important and effective treatment options for some patients with HER2-expressing solid tumors, many patients do not respond to these therapies, develop tumor progression after initial response or are not eligible for current HER2-targeting therapies. These sizable patient populations do not have adequate treatment options. Therefore, we intend to rapidly advance development of BDC-1001 across multiple HER2-expressing cancers, including in both HER2-expressing and certain HER2-low cancers.

•
Expeditiously advance our pipeline focused on additional promising targets including CEA and Dectin-2. Our robust pipeline includes BDC-2034, an ISAC targeting CEA and BDC-3042, an antibody targeting Dectin-2. These programs represent additional opportunities to demonstrate our expertise in myeloid biology. We target myeloid cells in the targeted tumor microenvironment to initiate robust innate and adaptive immune responses. We believe that this differentiated approach could improve the lives of patients by producing durable anti-tumor responses. We expect BDC-2034 to enter the clinic in 2022, and BDC-3042 to enter the clinic in 2023.
•
Continue to invest in our myeloid expertise and Boltbody ISAC approach to explore the full potential of our targeted immunotherapies for the treatment of cancer. Our expertise, rigor, and unbiased data-driven approach may lead to additional research and discovery programs that are complementary or independent of our Boltbody ISAC approach and our growing library of innate immune stimulators.
•
Selectively enter into collaborations to expand and enhance our proprietary Boltbody ISAC approach and myeloid expertise and increase the impact of our product candidates. In order to advance treatment options for patients, we may selectively collaborate with other companies with complementary technology or resources that could maximize the value of our product candidates and expand our pipeline. Such collaborations may provide us with novel technologies, targets, agents or approaches that complement our myeloid expertise and innovative Boltbody ISAC approach to improve the lives of patients with cancer. Collaborations can also provide significant funding for our research activities. Our collaborations with Genmab, Innovent, and Toray are all examples of this approach.

BDC-1001

BDC-1001–Overview

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

BDC-1001–Preclinical Data

We have conducted extensive in vitro and in vivo experiments over the course of developing BDC-1001. Detailed results can be reviewed in our posters and publications, including Ackerman SE, et al. Nature Cancer. 2021; 2:18-33. Key findings from our preclinical studies include:

•
An intact, active Boltbody ISAC targeting an antigen on tumors is required for full effect. If any component of three-factor authentication is missing or if the ISAC components are administered together without conjugation, it will not work. This includes several models where a HER2 antibody alone does not work, but a HER2 ISAC does.
•
Using a cell impermeable linker-payload conjugated with a stable, non-cleavable linker minimizes safety concerns.
•
Change in biomarker activity is concentrated in the tumor, with levels of cytokines and chemokines in the tumor generally ranging from 3-10 times the levels seen in the plasma.
•
An increase in proinflammatory cytokines and chemokines, and an increase in immune cell infiltrate into the tumor, starts to be seen prior to anti-tumor activity.
•
Optimal activity requires an average trough serum concentration (Cmin) of approximately 20 µg/ml across various models, corresponding to a receptor occupancy of greater than 60%.
•
Once established, the BDC-1001 anti-tumor response will reject rechallenge from the same tumor cell line, even when the HER2 target antigen is no longer present. This demonstrates epitope spreading and durable immune protection.

BDC-1001–Overview of HER2 Indications and Treatment Paradigms

HER2 is a proto-oncogene that encodes a transmembrane protein involved in signal transduction pathways that promote cell growth and differentiation. HER2 protein overexpression and gene amplification have been documented across multiple cancers, including breast, gastric, bladder, lung, esophageal, colorectal, ovarian, salivary gland, pancreatic, cervical, and other cancers. Prevalence of HER2-overexpressing or -amplified tumors varies across indications. Targeting HER2 with antibodies and small molecule tyrosine kinase inhibitors in combination with chemotherapy has had a major impact on patients with HER2-expressing breast and gastric cancer, but there remains a significant unmet medical need on an individual and global patient basis. Our BDC-1001 program seeks to improve therapeutic outcomes for patients with HER2-expressing tumors across three categories: 1) HER2-positive breast and gastric cancer refractory to existing anti-HER2 therapies, 2) tumors with lower expression of HER2 that are not indicated for approved therapies, and 3) other HER2-positive tumors not eligible for approved HER2-targeting therapies. In addition, the innovative Boltbody ISAC approach of BDC-1001 seeks to address this critically important unmet medical need not only in patients with the aforementioned advanced tumors, but also to extend that innovation to neoadjuvant and adjuvant settings.

HER2-targeting agents have only been approved for patients with HER2-positive breast and gastric cancers, with HER2-positivity based on protein overexpression or gene amplification. Only trastuzumab and fam-trastuzumab deruxtecan-nxki are approved for both indications. Additional approved HER2-targeting agents for HER2-positive breast cancer include the following: pertuzumab, trastuzumab emtansine, trastuzumab-hyaluronidase-oysk, lapatinib, neratinib, and most recently, margetuximab and tucatinib.

According to Globe Life Sciences research, the 2021 annual incidence of breast cancer in the United States and in France, Germany, Italy, Spain and the UK (formerly known as the “EU5”) was estimated to be approximately 552,400 patients in the aggregate. Of these, we estimate that tumors in approximately 87,600 patients are HER2-positive. We estimate that patients with HER2-low cancers to be more than 50% of this total population, including approximately 100,450 patients whose tumors are IHC2+ without gene amplification and approximately 179,800 patients whose tumors are IHC1+ without gene amplification. We plan to explore this HER2-low population in breast cancer starting with the IHC2+ group first.

Fam-trastuzumab-deruxtecan-nxki (Enhertu) was recently approved for the treatment of patients with previously treated advanced HER2-positive gastric or gastroesophageal junction adenocarcinoma. While this agent provides an important option for patients with advanced HER2+ gastric cancer, it is important to highlight that 58% of patients did not respond, and the median duration of response was 12.5 months. There are no approved HER2 therapies for HER2+ colorectal, endometrial, or cervical cancers.

BDC-1001–Clinical Development Overview

We are currently conducting a four-part, Phase 1/2 multiple ascending dose and dose-expansion trial of BDC-1001 administered as a single agent or in combination with nivolumab, a PD-1 checkpoint inhibitor. We initiated Part 1, the monotherapy dose-escalation, in the first quarter of 2020 and Part 2, the combination dose-escalation, in the fourth quarter of 2021. This trial is evaluating safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity in patients with HER2-expressing solid tumors. All patients in our study have metastatic disease and disease progression after multiple prior therapies.

Monotherapy

•
Part 1: Monotherapy dose-escalation to evaluate safety and determine a maximum tolerated dose, or MTD, or recommended Phase 2 dose, or RP2D.
•
Part 3: Monotherapy dose expansion to evaluate safety and preliminary responses in predefined tumor types

Combination with Checkpoint Inhibitor

•
Part 2: Combination dose-escalation with nivolumab (PD-1 checkpoint inhibitor) to evaluate safety and determine the MTD or RP2D of BDC-1001 in combination with nivolumab.
•
Part 4: Combination therapy with nivolumab to evaluate safety and preliminary responses in predefined tumor types.

BDC-1001–Preliminary Results

We presented an interim data update on the ongoing clinical trial at the ESMO Immuno-oncology Congress in December 2021. All data in the update are as of October 6, 2021. At that time, we had enrolled 57 subjects across nine cohorts at escalating levels of drug exposure. We evaluated intravenous dosing once every three weeks at dose level up to 20 mg/kg, and intravenous administration once every two weeks at dose level up to 12 mg/kg without observing any dose-limiting toxicities (DLTs) or reaching a maximum tolerated dose. Enrollment at the 20mg/kg q3w and the q2w regimens at 8mg/kg and 12mg/kg were ongoing and the 20mg/kg q2w regimen had not been initiated as of the data cut-off date for that presentation.

The 57 subjects had a median of four prior anti-cancer treatments, with 79% having received a prior anti-HER2 therapy. We have seen more than a dozen different HER2-expressing tumor types in the trial, and clinical activity has been observed in 8 different tumor types.

BDC-1001 has demonstrated good safety and tolerability. No DLTs have been seen. There were two drug-related serious adverse events, both of which led to treatment discontinuation. One was an asymptomatic grade 3 left ventricular ejection fraction (LVEF) decrease of more than 20% in an anti-HER2-therapy naïve subject with a history of hypertension who had received four cycles of therapy. The subject’s LVEF has improved with follow-up. The other SAE was a grade 4 bronchopulmonary hemorrhage that occurred while the first dose of BDC-1001 was being infused, in a subject who had undergone a lung biopsy five days prior to treatment. All other treatment-emergent adverse events deemed to be related to BDC-1001 have been mild or moderate in severity, including mild infusion-related reactions without interruption to dosing. We continue to enroll patients in the study and we are proceeding to open enrollment in the once-weekly administration cohorts.

The initial drug half-life for BDC-1001 is approximately 3.5 days. This implies the need for administration every two weeks or every week to achieve average trough levels of drug concentration exceeding the approximately 20 µg/ml target threshold associated with anti-tumor activity in a wide range of preclinical models. Elevations in pharmacodynamic markers such as plasma cytokines and chemokines were observed with a trend towards greater magnitude in patients with increasing serum BDC-1001 level. These include increases in plasma levels of IP-10, MIP1β, TNFα and IL-6. We have also evaluated multiple paired tumor biopsies, comparing the tumor before treatment with the tumor biopsy at cycle 2 day 4. Multiple samples displayed an increase in immune cell infiltration after BDC-1001 administration, including increases in conventional and plasmacytoid dendritic cells and a shift in macrophages towards a more inflammatory phenotype.

Early signs of clinical disease control with BDC-1001 included stable disease or a partial response, or PR, in 13 out of 40 evaluable subjects. The subject with microsatellite-stable metastatic colorectal cancer who attained a PR only received four doses of BDC-1001 administration at 5 mg/kg every three weeks before discontinuing treatment due to the asymptomatic LVEF decrease mentioned above. The subject continued to be evaluated and his PR deepened and has persisted for more than 60 weeks with no subsequent anti-cancer therapy. Several other subjects have experienced long-term stable disease of more than 12 weeks, including an 84-year-old endometrial cancer patient who received 2 mg/kg q3w and had 24 weeks of stable disease and five other subjects with melanoma, colorectal, cervical, and breast cancer who were all still on treatment at the time of the update. Stable disease has been observed at dose levels ranging from 2 mg/kg q3w to 8 mg/kg q2w, even though the trough levels at these dose levels were well below the target drug concentration level of approximately 20 µg/ml.

The monotherapy and combination therapy dose-escalation parts of the trial continue, and we expect to declare a recommended Phase 2 dose in both settings later in 2022 before moving into the Phase 2 dose expansion cohorts.

BDC-2034

Our second program focuses on CEA, a well-known tumor antigen that is expressed in various solid tumors with significant unmet medical need including, but not limited to, colorectal cancer, non-small cell lung cancer, pancreatic cancer, and breast cancer. CEA is upregulated on the cell surface of these cancers and displays minimal receptor-mediated internalization into the cancer cell, favoring our novel ISAC mechanism of action. In our preclinical studies, we have observed promising anti-tumor activity in vivo with potent in vitro ADCP.

Immune profiling of various solid tumors has revealed that myeloid cells are present even in immunologically “cold” tumors. Immunologically “cold” means the tumors have very few T cells infiltrating the tumor, with colorectal cancer and pancreatic cancer being good examples. CEA is expressed or overexpressed in these immunologically “cold” cancers. We believe that this, combined with the aforementioned properties, make CEA-expressing tumors an attractive therapeutic opportunity for our Boltbody ISAC approach. We are completing manufacturing scale-up, toxicology and other preclinical work to prepare for an IND submission in 2022 and anticipate advancing BDC-2034 into the clinic in the latter half of 2022.

Preclinical Data

In our preclinical experiments we have identified a CEA-targeting antibody, or mAb, that has favorable CEA binding properties, including selectivity for CEACAM5. We believe this selectivity will reduce unwanted off-target effects that could lead to safety complications. The favorable binding properties of this mAb will permit increased residence time on CEA and the opportunity for myeloid cells to engage the Fc portion of the CEA mAb through Fc receptors.

We also tested the ability of CEA mAbs to invoke activity in a cellular-based assay that measures ADCP. We observed that our lead CEA mAb has prominent ADCP activity relative to other mAbs tested. We believe this serves as a strong foundational mAb for BDC-2034 since ADCP is a key part of the ISAC mechanism that leads to a productive anti-tumor immune response.

To assess the potential efficacy of our CEA Boltbody ISAC program targeting CEA-expressing tumors, we conducted in vivo xenograft experiments in mice engrafted with the human pancreatic cancer cell line HPAFII. The cell surface expression of CEA on HPAFII tumors is believed to represent typical CEA expression levels found in human pancreatic cancers. In this study we compared the anti-tumor activity of our lead CEA mAb to a CEA Boltbody ISAC (CEA ISAC). In addition, we also compared both groups to mice that did not receive either therapy (Untreated). Measuring tumor volumes throughout the course of the study revealed that the HPAFII model was refractory to naked CEA mAb with no evidence of anti-tumor activity. In contrast, CEA ISAC displayed effective anti-tumor activity in all animals. We believe that these data support continued research and development of BDC-2034 for patients with CEA-expressing cancers.

BDC-3042

In addition to the Boltbody ISAC platform, our expertise in myeloid biology and immuno-oncology has led us to discover Dectin-2, a novel target expressed by tumor-associated macrophages (TAMs). We have demonstrated that agonism of Dectin-2 with the natural ligand mediates tumor regression in syngeneic mouse models, and that this effect disappears when Dectin-2 is blocked. Dectin-2 agonism causes TAMs to increase production of cytokines and chemokines such as TNFα, IL-6, IL-1β, and CCL3.

Dectin-2 is specifically expressed by TAMs in a wide variety of cancers, including but not limited to lung, ovarian, breast, and pancreatic cancers. Additionally, KRAS and TP53 mutations may upregulate Dectin-2 on TAMs and could provide an avenue to develop precision medicine with an immune modulator. Most of these TAMs belong to the immunosuppressive phenotype known as “M2” macrophages, and agonism of Dectin-2 mediates pro-inflammatory cytokine production, enhanced phagocytosis, and antigen processing and presentation. A Dectin-2 agonist antibody has the potential to convert an M2 TAM into a tumor-destructive “M1” macrophage to elicit a productive anti-tumor immune response.

We have discovered a number of potent agonist antibodies targeting Dectin-2 and lead optimization has resulted in a lead candidate with an engineered Fc domain which we are developing. Our preclinical work has demonstrated that this antibody can potently activate human macrophages, eliciting production of proinflammatory cytokines and chemokines including TNFα, IL-6, IL-1β, and CCL3. In an ex-vivo experiment, we also demonstrated induction of significant cytokines and chemokines from primary human tumor samples which included a mix of tumor cells and immune cell infiltrate. We have also demonstrated that stimulation with our agonist antibody has anti-tumor activity in mouse models.

PD-L1 Program

Our third Boltbody ISAC program targets PD-L1, focusing on another area with significant unmet medical need, the treatment of patients with tumors that are nonresponsive or become refractory to immune checkpoint blockade, such as lung, colorectal, breast, and other cancers. PD-L1 is an immune checkpoint protein that can be expressed on cancer and immune cells. Expression of PD-L1 on the cell surface of these cells engages the PD-1 checkpoint and results in the inhibition of a productive anti-tumor immune response. More specifically, T cell-mediated immune responses are significantly dampened since the expression of PD-L1 on the cancer cells engages with the PD-1 on the cell surface of T cells and acts like a brake on the immune system. Inhibition of the PD-L1/PD-1 axis has shown potent anti-tumor immune responses in numerous types of cancers; however, a substantial number of cancer patients’ tumors are non-responsive or become refractory to immune checkpoint inhibitors. These patients with checkpoint refractory tumors represent a significant unmet medical need. We believe that a PD-L1 Boltbody ISAC has the potential to overcome the limitations of current anti-PD-L1 therapies.

Our PD-L1 Boltbody ISAC is designed to be a trifunctional therapeutic to overcome such limitations. As such, our PD-L1 ISAC is built to elicit: 1) the normal ISAC mechanism, including antibody-dependent cellular phagocytosis of PD-L1-expressing tumor cells, 2) direct activation of PD-L1-expressing myeloid cells in the tumor microenvironment to enhance neoantigen presentation and consequential T cell-dependent tumor killing and immunological memory, and 3) inhibition of the PD-L1/PD1 axis that can thwart T cell-dependent responses.

PD-L1 is in preclinical development for the potential treatment of patients with checkpoint refractory tumors expressing PD-L1.

Collaboration Agreements

Joint Development and License Agreement with Toray Industries

In March 2019, we entered into a Joint Development and License Agreement, or the Toray Agreement, with Toray, to develop and commercialize a Boltbody ISAC containing a proprietary antibody owned by Toray. Under the Toray Agreement, we exchanged co-exclusive (with each other) licenses to certain patents and know-how covering our respective technologies. Each party is required to use commercially reasonable efforts to conduct development and regulatory activities assigned to it under a development plan. Toray will be solely responsible for both parties’ development costs up to the conclusion of the first Phase 1 clinical trial and Toray is entitled to reimbursement for 50% of such development costs from our share of revenues collected from the sale or licensing of collaboration products. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, we entered into a License and Collaboration Agreement, or the Genmab Agreement, with Genmab. Together, the companies will evaluate Genmab antibodies and bispecific antibody technologies in combination with our ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and an equity investment of $15.0 million under a separate stock purchase agreement. Under the Genmab Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties. Bolt is eligible to receive total potential milestone payments of up to $285.0 million per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture, and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or BMS, to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy with our proprietary compound BDC-1001. In addition, BMS has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

License Agreements

License Agreements with Stanford University

In May 2015 and June 2018, we entered into license agreements, or the Stanford Agreement, as amended, with The Board of Trustees of the Leland Stanford Junior University, or Stanford. The Stanford Agreement provides us exclusive licenses to certain patents related to our proprietary Boltbody ISAC technology and related to Dectin-2, to develop, manufacture and commercialize licensed products incorporating such technology. Stanford retained the right under the Stanford Agreement, on behalf of itself and certain of its affiliates, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose, including sponsored research and collaborations, but excluding delivery of paid or reimbursed healthcare. However, Stanford retained the right to practice the licensed patents for the delivery of its own paid or reimbursed healthcare. The licensed patents related to Dectin-2 are additionally subject to a nonexclusive, worldwide license held by the Howard Hughes Medical Institute to exercise such intellectual property rights for research purposes, with the right to sublicense to non-profit and governmental entities.

The technology claimed by some of the patents licensed under both Stanford Agreements was developed using U.S. government funding and those licenses are therefore subject to a nonexclusive license held by the U.S. government, certain requirements that licensed products be manufactured in the United States (unless waived according to U.S. government process) and U.S. government march-in rights. For more information on risks related to technology developed using government funding see “Risk Factors–Risks Related to Our Intellectual Property.”

Under each Stanford Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products and we are also required to achieve certain development and/or regulatory milestones by certain dates, which can be extended a limited number of times upon the payment of a nominal fee. The Stanford Agreements continue until terminated. We may terminate either of the Stanford Agreements at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate either of the Stanford Agreements if we breach certain provisions of such Stanford Agreement, including the payment and development and/or regulatory milestone obligations, and fail to remedy such breach within 60 days after written notice of such breach by Stanford.

Manufacturing

We do not own or operate any manufacturing facilities. We rely on third-party CMOs for production and testing of our clinical material, including the linker-payloads and antibodies used to make our Boltbody ISACs, and we expect to continue to do so to meet our toxicology, clinical, and commercial activities. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates.

Manufacturing Agreement with Piramal

In June 2018, we entered into a master services agreement with Piramal pursuant to which Piramal provides development and cGMP manufacturing services to us on a non-exclusive basis, with initial statements of work covering our BDC-1001 drug substance and drug product. The agreement has an initial term of five years and will continue for consecutive one-year renewal terms unless terminated by either party upon written notice to the other party prior to the end of the then current term. We may terminate the agreement or any statement of work upon prior written notice to Piramal and may be required to pay cancellation fees if we cancel scheduled cGMP manufacturing slots without sufficient advance notice prior to the planned start date. In addition, either party may terminate the agreement for the other party’s uncured material breach.

Supply Agreement with EirGenix

In January 2022, we entered into an amended and restated supply agreement with EirGenix, Inc., or the Amended Supply Agreement, which amends the original supply agreement with EirGenix, Inc., or EirGenix, dated March 10, 2019, pursuant to which EirGenix agreed to supply to us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of BDC-1001. In addition, EirGenix provides us access to its regulatory data package and services to facilitate our development and commercialization efforts and we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based upon achievement of certain BDC-1001 regulatory milestones and to pay for services based upon time and materials. The agreement will remain in effect as long as we, or any of our affiliates or licensees, continue to pursue the development or commercialization of any Boltbody ISAC, unless earlier terminated. We may terminate the agreement if EirGenix fails to supply sufficient quantities of EG12014, or if EirGenix does not obtain regulatory approval for EG12014 as a standalone biosimilar product. We may also terminate the EirGenix Agreement upon prior written notice to EirGenix. EirGenix may terminate the agreement if we do not actively develop a HER2 Boltbody ISAC for more than two years. In addition, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

Competition

The biotechnology and pharmaceutical industries, including the immuno-oncology subsector, are characterized by rapidly advancing technologies, fierce competition and a strong emphasis on proprietary drugs and defense of intellectual property. We face potential competition from many sources, including pharmaceutical and biotechnology companies, academic institutions, public and private research institutions, and governmental agencies. Any drug candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that are in development and may become available in the future.

Oncology therapeutics on the market and in development range from traditional cancer therapies, including chemotherapy, to new therapies that harness the body’s own immune system to fight cancer. A significant part of the immune response to cancer involves myeloid cells, including macrophages, dendritic cells, neutrophils, monocytes and granulocytes, all of which dynamically regulate tumor growth and progression. There are several therapies targeting myeloid cells on the market or in development. We view companies developing ISACs containing TLR agonists as the closest competitors for our lead program, BDC-1001. At least two other TLR agonist-containing ISACs are or have been in development for oncology indications including Novartis’ NJH-395 and Silverback’s SBT6050. We currently do not consider any company potentially developing unconjugated TLR agonists to be direct competitors given our Boltbody ISAC approach has demonstrated greater effectiveness and differentiating biology and favorable safety profile compared to an unconjugated TLR agonist and such agents typically are administered intratumorally or have significant toxicities when administered systemically.

We are initially developing BDC-1001 for the treatment of HER2-expressing cancers. HER2 is a well-known and validated oncology target and there are marketed therapies and others in development addressing this target. Marketed therapies include Roche’s Herceptin, Perjeta, Kadcyla and Phesgo (fixed-dose combination of Herceptin/Perjeta), Novartis’ Tykerb, Puma Biotechnology’s Nerlynx, Seagen’s Tukysa, MacroGenics’ Margenza, as well as Daiichi Sankyo and AstraZeneca’s Enhertu. We are aware of several therapies in development for patients with HER2-expressing tumors including Zymework’s zanidatamab and ZW49, Seagen and RemeGen’s disitamab vedotin, Byondis’ trastuzumab duocarmazine (also known as SYD985) Merus’ MCLA-128, and Ambrx’s ARX788.

Many of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical, and clinical development, obtaining regulatory approvals, and marketing approved drugs than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our success is contingent in part upon the successful development and commercialization of BDC-1001 and our other pipeline candidates that prove to be more effective or safer than competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than BDC-1001 or any other drug that we may develop. Our competitors also may be more successful than us in obtaining U.S. Food and Drug Administration, or the FDA, or other regulatory approvals for their drugs more rapidly than we may obtain approval for BDC-1001 or our other drugs, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Regardless of the coverage we seek under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions, including the United States, permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Furthermore, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any current or future issued patents will adequately protect our intellectual property. For this and other risks related to our proprietary technology, inventions, improvements, Boltbody ISAC approach and product candidates, please see the section entitled “Risk Factors–Risks Related to Our Intellectual Property.”

As of December 31, 2021, we have two issued U.S. patents that we co-own with Stanford and for which Stanford has exclusively licensed their rights to us under the 2015 Stanford Agreement. The issued U.S. patents contain claims to our lead product candidate BDC-1001 and will expire in 2037. In addition, as of December 31, 2021, we own, co-own with Stanford or exclusively license from Stanford approximately 102 pending patent applications in various countries (22 of which are pending in the United States).

We have 19 pending patent applications, including two pending U.S. nonprovisional patent applications and 17 pending foreign patent applications, which contain claims to our lead product candidate BDC-1001 and which we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. These pending patent applications, if issued, are expected to expire between 2037 and 2040, excluding any extension of patent term that may be available. We also have one Patent Cooperation Treaty (PCT) application that has yet to enter the national phase in any countries, which we solely own, directed to the clinical use of our lead product candidate BDC-1001, as well as one pending U.S. nonprovisional patent application and one pending European patent application, which we solely own, directed to a method of preparing immunoconjugates, which could be utilized to prepare our lead product candidate BDC-1001 or other Boltbody ISACs. These pending patent applications, if issued, are expected to expire between 2038 and 2041, excluding any extension of patent term that may be available.

In addition, we have 80 pending patent applications directed to potential products and methods other than our lead product candidate BDC-1001 and the use thereof, including 52 pending patent applications that are solely owned by us, 20 pending patent applications that we co-own with Stanford and have exclusively licensed under the 2015 Stanford Agreement, one pending patent application that is solely owned by Stanford and that we have exclusively licensed under the 2015 Stanford Agreement and seven pending patent applications that are solely owned by Stanford and that we have exclusively licensed under the 2018 Stanford Agreement. Of these 80 pending patent applications, six are U.S. provisional patent applications, 15 are PCT applications that have yet to enter the national phase in one or more countries, 13 are U.S. nonprovisional patent applications, and 46 are foreign patent applications. These pending patent applications, if issued, are expected to expire between 2035 and 2041 excluding any extension of patent term that may be available.

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

The terms of individual issued patents extend for varying periods depending on the date of filing of the patent applications or the dates of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. The life of a patent, and the protection it affords, is therefore limited and once our issued patents have expired, we may face competition, including from other competing technologies. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the delay by the USPTO in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug or a method for using it may be extended. We may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements.

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

Furthermore, we rely upon trade secrets and know-how, confidential information, unpatented technologies, continuing technological innovation and other proprietary information to develop, protect and maintain our competitive position and aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection and prevent competitors from reverse engineering or copying our technologies. However, the foregoing rights, technologies and information are difficult to protect. We seek to protect them by, in part, using confidentiality agreements with our employees and consultants and any potential commercial partners and collaborators and invention assignment agreements with our employees. We also have implemented or intend to implement confidentiality agreements or invention assignment agreements with our selected consultants and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. There can be no assurance that these agreements will provide meaningful protection for our trade secrets or other intellectual property or proprietary information. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing, misappropriating or otherwise violating the intellectual or proprietary rights of third parties. The issuance of third-party patents could require us to alter our development or commercial strategies, change our products or processes, obtain licenses to additional third-party patents or other intellectual property or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. Given that patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months or potentially longer and the publication of discoveries in scientific or patent literature often lags actual discoveries, we cannot be certain of the patent protection being sought by third parties and/or the priority of inventions covered by such patent applications. Moreover, we may have to participate in interference, revocation, derivation, re-examination, post-grant review, inter partes review, or opposition proceedings brought by third parties or declared by the USPTO or an equivalent foreign body. See “Risk Factors–Risks Related to Our Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Government Regulation

Government authorities in the United States at the federal, state, and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

Regulatory Approval in the United States and European Union

In the United States, pharmaceutical products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and other federal and state statutes and regulations. These regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products, including biological products such as our Boltbody ISAC product candidates. Our Boltbody ISACs and monoclonal antibodies are subject to approval for marketing via a Biologics License Application, or BLA. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with Good Laboratory Practice, or GLP, requirements;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of a BLA and payment of any user fees for FDA review of the BLA;
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
•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCP and integrity of the clinical data;
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee; and
•
compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategy, or REMS, where applicable, and post-approval studies required by the FDA as a condition of approval.

The process in the European Union and other countries or jurisdictions with developed regulatory regimes is broadly comparable.

Preclinical Studies

Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an Institutional Review Board (IRB) for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites, and investigators and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or subjects with the target disease, usually studying an escalating single dose or multiple doses of the product candidate. The primary purpose of Phase 1 trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, determine the dosing regimen(s) for subsequent investigations, and, if possible, early evidence of effectiveness.
•
Phase 2 clinical trials generally involve studies in subjects with the target disease to evaluate effectiveness for a specific indication or indications. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected and possible adverse effects and safety risks are identified.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate clinical efficacy of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of a product.

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

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies, and must develop additional information about the chemistry and physical characteristics of the drug or biologic, as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

In 2014, Clinical Trials Regulation 536/2014 was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single Clinical Trial Application (CTA) via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned

Any submissions made from January 31, 2023, onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025 must have their details registered on CTIS. In both cases trials registered on CTIS must comply with the Regulation. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the EU is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database. Clinical trials must be carried out in accordance with GCP.

Review Process

Following completion of the clinical trials, the results of preclinical studies and clinical trials are submitted to the FDA as part of a BLA, along with proposed labeling, chemistry, and manufacturing information to ensure product quality and other relevant data. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic or drug may be marketed in the United States.

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act, or PDUFA, each BLA must be accompanied by a substantial user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

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

After the FDA evaluates a BLA, it will issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing for the FDA to reconsider the application. If a CRL is issued, the applicant may either resubmit the BLA, addressing all deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

As a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use, or ETASU. An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

An application for authorization to market a product in the European Union, or one or more member states, proceeds under one of four procedures: a centralized authorization procedure, a mutual recognition procedure, a decentralized procedure or a national procedure. Since our products, by virtue of being antibody-based biologics, fall under the centralized procedure, only this procedure will be described here. A successful application under the centralized authorization procedure results in a marketing authorization from the European Commission, which is automatically valid in all European Union member states. The other European Economic Area member states (namely Norway, Iceland, and Liechtenstein) are also obligated to recognize the European Commission decision. The EMA and the European Commission administer the centralized authorization procedure.

Under the centralized authorization procedure, the CHMP serves as the scientific committee that renders opinions about the safety, efficacy and quality of human products on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the coordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped to ask the applicant for clarification of anything contained within the application or further supporting data. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. Once the procedure is completed, a European Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether to grant a marketing authorization. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle.

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

FDA's determination of whether two antibody–drug conjugates, or ADCs, are the same product for purposes of orphan drug exclusivity is based on a determination of sameness of the monoclonal antibody element and the functional element of the conjugated molecule. Two ADCs are deemed to be the same product if the complementarity determining region sequences of the antibody and the functional element of the conjugated molecule are the same. A difference in either of those two elements can result in a determination that the molecules are different.

Regulation (EC) 141/2000 states that a drug shall be designated as an orphan drug in the European Union if its sponsor can establish (i) that it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union when the application is made, or that it is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment; and (ii) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition. Regulation (EC) 847/2000 sets out criteria for the designation of orphan drugs. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of orphan market exclusivity, during which the EMA and European Union Member States shall not accept another marketing authorization application for the same indication for a similar medicinal product. This period of orphan market exclusivity can be reduced to six years if it no longer meets the criteria for orphan drug designation by the end of the fifth year or extended to 12 years with an agreed Pediatric Investigation Plan, or PIP.

Expedited Development and Review Programs

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition.

Fast Track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment, and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a new biologic candidate can request the FDA to designate the candidate for a specific indication for Fast Track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for Fast Track designation within 60 days of receipt of the sponsor’s request. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s BLA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team, and taking other steps to design the clinical studies in an efficient manner.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large studies to demonstrate a clinical or survival benefit. The accelerated approval pathway is contingent on a sponsor’s agreement to conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Similar conditional approval and accelerated assessment processes exist in the European Union for medicine that would fulfill an unmet medical need or therapeutic innovation. We believe that some of the disease indications in which our product candidates are currently being or may be developed in the future qualify for this provision, and we will take advantage of this provision as appropriate.

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

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each product lot before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each product lot to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

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

The Best Pharmaceuticals for Children Act, or the BPCA, provides a six-month extension of any exclusivity–patent or non-patent–for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new biologic in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all the benefits that designation confers.

While there is no direct equivalent to the separate route for biologics, broadly equivalent requirements and controls similarly apply to the submission of pediatric testing and marketing authorization applications to the European Medicines Agency in the European Union and, post-approval, to the holding of such marketing authorizations, including conditionality.

Post-Approval Requirements

Once a BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA tightly regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities, involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. The FDA is authorized to conduct periodic unannounced inspections at any establishment where a biologic product is manufactured to assess cGMPs compliance. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs.

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
•
fines, warnings or other enforcement-related letters or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

Broadly equivalent requirements, controls and sanctions similarly apply to supply, QA, manufacture, labelling, advertising, pharmacovigilance, and tracing of medicinal products as imposed by European Union laws and enforced by European Union national regulatory authorities.

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch Waxman Amendments. The Hatch Waxman Amendments permit a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of a BLA, plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for such an extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, we or our licensors may apply for patent term extension for our owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA. However, an extension might not be granted because of, for example, our or our licensors’ failure to exercise due diligence during the testing phase or regulatory review process, failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested. There is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether any extensions should be granted, and if granted, the length of such extensions.

The Biologics Price Competition and Innovation Act of 2009, or the BPCIA, created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

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

The regulatory framework in place in the United Kingdom in relation to clinical trials is derived from the European Union's Clinical Trials Directive, as implemented into United Kingdom law. The Clinical Trials Regulation does not apply in Great Britain. It is uncertain as to what extent the United Kingdom will seek to align its regulations with the Clinical Trials Regulation, and there are already added administrative burdens as a result of Brexit for trials that take place both in the United Kingdom and the European Union, for example United Kingdom sponsored trials that also have sites in the European Union now need to have a legal representative in the European Union.

International Regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales, and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

Other U.S. Healthcare Laws and Regulations and Legislative Reform

U.S. Healthcare and Privacy Laws and Regulations

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell, and distribute our products. The healthcare laws that may affect our ability to operate include, but are not limited to:

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
•
Federal civil and criminal false claims laws, such as the Federal False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government.
•
The Health Insurance Portability and Accountability Act, or HIPAA, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program or making any materially false, fictitious or fraudulent statement to a healthcare benefits program.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which impose obligations with respect to individually identifiable health information upon covered entities (including health plans, healthcare clearinghouses and certain healthcare providers), and their respective business associates that perform services for them that involve individually identifiable health information.
•
Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and physician ownership and investment interests.
•
State and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.
•
State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with certain compliance guidelines, or to track and report payments and other remuneration provided to healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing,; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities; and other federal, state and foreign laws that govern the privacy and security of health information.

If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting and oversight obligations, and the curtailment or restructuring of our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. In addition, if any physicians or healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Legislative Reform

We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations, and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition, and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation. For example, the U.S. and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. In 2010, the ACA was enacted which included changes to the coverage and reimbursement of drug products under government healthcare programs.

While there have been executive judicial and congressional challenges to the ACA, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, in 2017, the U.S. Congress enacted the Tax Act, which eliminated the tax-based, shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial and congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 with the exception of a temporary suspension, absent additional congressional action, from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to 3% in the final fiscal year of this sequester. In 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders, and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services (HHS) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Infrastructure Investment and Jobs Act until January 1, 2026. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January1, 2026. On November 20, 2020, CMS issued an interim final rule implementing the Trump administration’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized for the implementation of these principles. Furthermore, Congress is considering drug pricing as part of other reform initiatives. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

Environmental, Health and Safety Laws and Regulations

We and our third-party contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. Our product candidates use PBDs, which are highly potent cytotoxins that require special handling by our and our contractors' staff. In the event of contamination, injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages, fines and penalties associated with such liability could exceed our assets and resources. Environmental, health and safety laws and regulations are becoming increasingly more stringent. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations.

Pharmaceutical Coverage, Pricing and Reimbursement

The availability and extent of coverage and adequate reimbursement by governmental and private third-party payors are essential for most patients to be able to afford expensive medical treatments. In both domestic and foreign markets, sales of our product candidates will depend substantially on the extent to which the costs of our product candidates will be covered by third-party payors, such as government health programs, commercial insurance, and managed healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. There is no uniform policy for coverage and reimbursement in the United States and, coverage and reimbursement can differ significantly from payor to payor. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow the CMS’ decisions regarding coverage and reimbursement. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our product candidates. There can be no assurance that our product candidates will be considered medically necessary or cost-effective. In addition to third-party payors, professional organizations and patient advocacy groups such as the National Comprehensive Cancer Network and the American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. Therefore, it is possible that any of our product candidates, even if approved, may not be covered by third-party payors or the reimbursement limit may be so restrictive that we cannot commercialize the product candidates profitably.

Reimbursement agencies in Europe may be more restrictive than payors in the United States. For example, a number of cancer products have been approved for reimbursement in the United States but not in certain European countries. In Europe, decisions about pricing and reimbursement vary from country to country. In certain countries, new products may be marketed after agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Other countries require additional health technology assessments that compare the cost-effectiveness of a particular product candidate to currently available therapies. In addition, the European Union provides options for its member states to restrict the range of products reimbursed by their national health insurance systems to control the prices of medicinal products for human use. With pricing and reimbursement decisions taking place at the member state level, member states may approve a specific price for a product, adopt a system of direct or indirect controls on the profitability of the company placing the product on the market or monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. Furthermore, many countries in the European Union have increased the number of discounts required on pharmaceutical products. These efforts could continue as countries attempt to manage healthcare expenditures, especially in light of severe fiscal and debt crises experienced by many countries in the European Union. There can be no assurance that any country with reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Accordingly, reimbursement for any products in Europe may be lower, compared to the United States and may be insufficient to generate commercially reasonable revenues and profits.

The containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The pricing of drugs has been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. We also expect to experience pricing pressures due to the trend towards managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues, and the potential profitability of our product candidates in those countries would be negatively affected.

Human Capital Resources

As of December 31, 2021, we had 91 employees, all of whom were full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

We recognize that attracting, motivating, and retaining talent at all levels is vital to our continued success. Our employees are a significant asset, and we aim to create an equitable, inclusive, diverse, and empowering environment in which our employees can grow and advance their careers. Our overall goal is to develop, expand and retain our workforce in support of our current pipeline and future business objectives. Our human resources objectives include identifying, recruiting, retaining, motivating, and integrating our existing and future employees. By focusing on employee retention and engagement, we also improve our ability to support our clinical trials, our pipeline, our platform technologies, business, and operations, and protect the long-term interests of our stockholders. Our efforts to recruit and retain a diverse and passionate workforce include providing competitive compensation and benefits packages and ensuring we listen to our employees.

We value innovation, passion, data-driven decision making, persistence and honesty. We are building an environment where our employees can thrive and be inspired to make exceptional contributions towards the advancement of novel and more effective therapies for cancer patients. We also seek and support a diverse population of employees, and value the contributions of all without regard to age, race, ethnicity, gender, or sexual orientation. We recognize the value of our employees’ unique backgrounds and breadth of experience in building a strong and sustainable company.

The principal purposes of our equity incentive plans are to attract, retain and motivate our employees and directors through grants of stock-based compensation awards and payments of cash-based performance bonus awards. These incentives are intended to encourage employees to perform to the best of their abilities and achieve objectives, thus contributing to our stockholder value. We also offer the 2021 Employee Stock Purchase Plan to all employees where they can purchase shares of our common stock at a discounted price. We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package is designed to support our employees and their family’s health and well-being. Our benefits include, medical, dental and vision, as well as dependent care, mental health, and other wellness benefits.

We value career development for all employees, and we provide reimbursement and time for employees to attend professional development courses ranging from technical training, competency-based workshops, and leadership development programs. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce. We are committed to maintaining and increasing our investment in our workforce as we grow, including improvements in the way we hire, develop, motivate, and retain employees.

Corporate History

We were incorporated under the laws of Delaware under the name Bolt Therapeutics, Inc. as a private company in January 2015. We changed our name to Bolt Biotherapeutics, Inc. in July 2015, and we completed our initial public offering in February 2021. Our principal executive offices are located at 900 Chesapeake Drive, Redwood City, California 94063 and our telephone number is (650) 665-9295. Our corporate website address is www.boltbio.com. We make available, free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and the inclusion of our website address is an inactive textual reference only.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception, and we anticipate that we may continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an immuno-oncology company with a limited operating history upon which you can evaluate our business and prospects. With the exception of our lead product candidate, BDC-1001, all of our development programs are in preclinical development or drug discovery stage. We commenced operations in 2015, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary Boltbody ISAC approach, identifying product candidates, establishing our intellectual property portfolio and conducting research, preclinical studies and clinical trials. Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product (or arranged for a third party to do so on our behalf), or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Since inception in 2015, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $98.6 million and $60.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $207.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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
•
enter into third-party relationships for clinical trials, manufacturing and supply; and
•
incur additional legal, accounting and other expenses in operating our business, including the additional costs associated with operating as a public company.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $271.6 million. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of $178.1 million and $168.5 million, respectively. The federal NOLs include $4.4 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035, unless previously utilized, and $173.6 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022.

[Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have not completed a Section 382 analysis, and therefore, there can be no assurances that the NOLs are not already limited.]

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
•
competing effectively with other cancer therapies, including with respect to the sales and marketing of our product candidates, if approved; and
•
obtaining licenses to any third-party intellectual property we deem necessary or desirable.

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

Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach is unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

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

We are developing BDC-1001 as a combination therapy in addition to a single agent therapy. As an example, in January 2022, we announced that the first patient has been dosed in a new combination arm of the ongoing multi-center, multi-dose Phase 1/2 clinical trial of BDC-1001. Also, we may develop future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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
•
delays in opening sites, enrollment and recruiting suitable patients to participate in our clinical trials;
•
interruptions in our business as a result of the COVID-19 pandemic or other events outside our control, such as restrictions on travel and meetings with clinical trial sites and investigators, as well as potential disruptions in our product supply chain;
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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical, specialty pharmaceutical and biotechnology companies among others. We compete in the segments of the pharmaceutical, biotechnology and other related markets that develop immunotherapies for the treatment of cancer. There are other companies working to develop immunotherapies for the treatment of cancer including divisions of large pharmaceutical and biotechnology companies of various sizes. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Competition may further increase as a result of advances in the commercial applicability of technologies for drug discovery and development and greater availability of capital for investment in cancer therapies. We are aware that Novartis and Silverback are developing HER2-targeting ISACs, and other companies may develop ISACs and toll-like receptor, or TLR, agonists that may have utility for the treatment of HER2-expressing cancers and other indications we are targeting. With respect to BDC-1001, there are numerous companies developing and marketing therapies focused on HER2-expressing cancers that utilize a range of other technologies and scientific approaches including ADCs, vaccines, bispecific antibodies and receptor tyrosine kinases inhibitors. Several of these companies have approved therapies, including Seattle Genetics, Daiichi Sankyo, Roche, Novartis and AstraZeneca, and many others have therapies in clinical development, including Zymeworks, MacroGenics, Merus, and Ambrx. Our current product and future product candidates will also compete more generally with companies developing alternative innate and adaptive immune system approaches for the treatment of cancer.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, European Union Member States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates and other therapies as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they reimburse health care providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Even if we obtain regulatory approval for any of our product candidates, they will be subject to extensive and ongoing regulatory requirements for manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, sampling and record-keeping. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices, or cGMP, regulations and GCPs, for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, prescription drugs may be promoted only for the approved indications in accordance with the approved label. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability. Moreover, if there are changes in the application of legislation or regulatory policies, or if problems are discovered with a product or our manufacture of a product, or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include:

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

We have no sales, marketing or distribution capabilities or experience. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization, which would be expensive and time consuming, or outsource these functions to other third parties. In the future, we may choose to build a focused sales and marketing infrastructure to sell, or participate in sales activities with our collaborators for some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union, or Brexit. As a result of this vote, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules continued to apply. The Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020, provisionally applied from January 1, 2021, and became formally effective on May 1, 2021. The effects of Brexit have been and will continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and in the European Union (given that certain development activities relating to our products take place in the United Kingdom). For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union wide marketing authorization from the EMA and a separate marketing authorization will therefore be required to market our product candidates in Great Britain.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could make it more difficult to commercialize, or prevent us from commercializing our product candidates in the European Union or in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom.

Other European Union Member States may seek to conduct referenda with respect to their continuing membership in the European Union. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, we cannot be certain of the full extent to which Brexit could adversely affect our business, results of operations and financial condition.

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and will rely on third parties to produce clinical and commercial supplies of BDC-1001 and our other current and future product candidates.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate facilities for drug manufacturing, storage, distribution or testing. We have entered into supply agreements with Piramal Healthcare UK Ltd, or Piramal, to manufacture drug substance and drug product and EirGenix, Inc., pursuant to which we agreed to purchase monoclonal antibodies, including a biosimilar of trastuzumab, for our Boltbody ISAC. Our current third-party CMOs may be unable or unwilling to supply us with sufficient clinical and commercial grade quantities of our clinical materials due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, because they are purchased by one of our competitors or another company that decides not to continue supplying us with these materials, or for other reasons. If one or more of these events occur and we are unable to timely establish an alternate supply from one or more third-party CMOs, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.”

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
•
failure to deliver our products under specified storage conditions and in a timely manner; and
•
other events or factors, including those resulting from geopolitical events, or responses to these events.

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

We have relied upon and plan to continue to rely upon medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or assist us in conducting GCP-compliant clinical trials on our product candidates properly and on time and may not currently have all of the necessary contractual relationships in place to do so. Once we have established contractual relationships with such third-party CROs, we will have only limited control over their actual performance of these activities.

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

If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus and could delay development and commercialization of our product candidates. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business and financial condition.

If we are not able to maintain our current collaborations and establish further collaborations, we may have to alter some of our future development and commercialization plans.

We have established collaboration agreements with third parties to develop our current and potential future product candidates. These include our collaborations with Toray Industries, Inc., or Toray, Genmab A/S, or Genmab, Innovent Biologics, Inc., or Innovent, and Bristol-Myers Squibb Company, or BMS. We may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s “individual mandate” to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless Congress takes additional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products. It is also possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our business operations and current and future relationships with investigators, health care professionals, consultants, third-party payors and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied with such laws, we could face substantial penalties.

Although we do not currently have any products on the market, our operations may be, directly or indirectly subject to various U.S. federal and state healthcare laws and regulations, including, without limitation, the U.S. federal Anti-Kickback Statute, the U.S. federal civil and criminal false claims laws and the Physician Payments Sunshine Act and regulations. Healthcare providers and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. These laws may impact, among other things, our current business operations, including our clinical research activities, and proposed sales, marketing and education programs and constrain the business of financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient data privacy and security regulation by both the U.S. federal government and the states in which we conduct our business. Finally, we may be subject to additional healthcare, statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, and as amended again by the Modifications to the HIPAA Privacy, Security, Enforcement and Breach Notification Rules Under HITECH and the Genetic Information Nondiscrimination Act; Other Modifications to the HIPAA Rules, commonly referred to as the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the Final HIPAA Omnibus Rule, i.e. health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information and their covered subcontractors,
•
the U.S. Federal Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, new proposed cybersecurity rules from the SEC, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers.

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

States are also constantly amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California recently enacted the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that are expected to increase data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election of November 3, 2020. The CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, including by expanding consumers’ rights with respect to certain sensitive personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. At this time, we do not collect personal data on residents of California, but should we begin to do so, the CCPA and CPRA will impose new and burdensome privacy compliance obligations on our business and will raise new risks for potential fines and class actions. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or
CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or
CPA, which takes effect on July 1, 2023. The CPA and CDPA are similar to the CCPA and CPRA but aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply. Other states have considered similar bills, which could be enacted in the future. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to customers for misuse of or unauthorized access to personal information. Our compliance with these changing and increasingly burdensome and sometimes conflicting regulations and requirements may cause us to incur substantial costs or require us to change our business practices, which may impact our financial condition.

Foreign data protection laws, including EU General Data Protection Regulation, or the GDPR, and the Personal Information

Protection Act, or the PIPA, in South Korea, may also apply to health-related and other personal information obtained outside of the United States. The GDPR, which came into effect on May 25, 2018, introduced new data protection requirements in the European Union, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). Among other requirements, the GDPR regulates transfers of personal data to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. We may make use of alternative data transfer mechanisms such as standard contractual clauses approved on June 4, 2021, by the European Commission, or the
SCCs. The new SCCs may require us to expend significant resources to update our contractual arrangements and to comply with such obligations. Our third-party service providers may also be affected by these changes. In addition to other impacts, we may experience additional costs to comply with these changes. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of and guidance for cross-border data transfers pursuant to the GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland, or the
United Kingdom and increase our costs.

Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. Specifically, while the Data Protection Act of 2018, that “implements” and complements the GDPR achieved Royal Assent on May 23, 2018, and is now effective in the United Kingdom, aspects of data protection in the United Kingdom, such as the transfer of data from the EEA to the United Kingdom, remain uncertain. In particular, with the expiry of the transition period on December 31, 2020, companies must comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. We cannot fully predict how the Data Protection Act, the UK GDPR, and other UK data protection laws or regulations may develop in the medium to longer term nor the effects of divergent laws and guidance regarding how data transfers to and from the United Kingdom will be regulated. At this time, we do not believe we are subject to the GDPR or the Data Protection Act of 2018, but should this change, the GDPR and/or the Data Protection Act of 2018 will increase our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with these data protection rules.

Compliance with U.S. and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure by us, our collaborators, or third-party providers to comply with U.S. and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have licensed two patent estates from The Board of Trustees of the Leland Stanford Junior University, or Stanford. For more information, see “Business—License and Collaboration Agreements.” In addition, we have filed patent applications that are solely owned by us or co-owned by us with Stanford and for which Stanford has granted us an exclusive license to its rights. As of December 31, 2021, we only have three issued patents namely two U.S. patents that are co-owned with, and exclusively licensed to us by, Stanford and an Australian patent that is owned by Stanford and exclusively licensed to us. Many of our patent applications that we own, co-own with Stanford, or have licensed from Stanford are U.S. provisional patent applications. A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we or our licensors do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

The patent prosecution process is expensive and time-consuming. We and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output in time to obtain patent protection or fail to file patent applications covering inventions made in the course of development and commercialization activities before a competitor or another third party files a patent application covering, or publishes information disclosing, a similar, independently-developed invention. Such competitor’s or other third party’s patent application may pose obstacles to our ability to obtain patent protection or limit the scope of the patent protection we may obtain. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications or were the first to file for patent protection of such inventions.

The patent position of biotechnology and pharmaceutical companies generally is uncertain, involves complex legal and factual questions and is the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’ patent rights are uncertain. Our and our licensors’ pending, and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively exclude others from commercializing competitive technologies and product candidates. The patent examination process may require us or our licensors to narrow the scope of the claims of our pending and future patent applications, and therefore, even if such patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our and our licensors’ patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications, and then only to the extent the issued claims cover such technology. Any patents that we hold, or in-license may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

The patent protection we obtain for our product candidates and technology may be challenged or not sufficient to provide us with any competitive advantage.

Even if our owned or licensed patent applications issue as patents, the issuance of any such patents is not conclusive as to their inventorship, scope, validity or enforceability, and such patents may be challenged, invalidated, narrowed or held to be unenforceable, including in the courts or patent offices in the United States and abroad, or circumvented. We may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or equivalent foreign bodies, or become involved in opposition, derivation, revocation, re-examination, post-grant and inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference or derivation proceedings declared by the USPTO to determine priority or ownership of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such proceedings and any other patent challenges may result in loss of patent rights, loss of exclusivity, loss of priority or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Moreover, there could be public announcements of the results of hearings, motions or other developments related to any of the foregoing proceedings. If securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

Our existing license agreements with Stanford impose, and we expect that future license agreements will impose, upon us various development, regulatory and/or commercial diligence obligations, obligations to make milestone or royalty payments or to share revenues and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, and if they exercise that right we would not be able to develop, market or otherwise commercialize our technology and product candidates covered by the license, which in the case of our 2015 license agreement with Stanford includes BDC-1001. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms.

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
•
the effects of termination.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Under some license agreements, such as under the Toray Agreement, Genmab Agreement, and Innovent Agreement, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement and may accordingly seek to terminate our license. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects. Under some license agreements, termination may also result in the transfer or granting of rights under certain of our intellectual property and information related to the product candidate being developed under the license, such as regulatory information. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, may have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Competitors and other third parties may infringe, misappropriate or otherwise violate our issued patents or other intellectual property or the patents or other intellectual property of our licensors. In addition, our patents or the patents of our licensors may become involved in inventorship or priority disputes. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until patents issue from such applications. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents or that our patents are invalid or unenforceable. In a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology. An adverse result in any litigation proceeding could result in one or more of our owned or licensed patents being invalidated, held unenforceable or interpreted narrowly. We may find it impractical or undesirable to enforce our intellectual property against some third parties.

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

Many countries, including European Union Member States, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could adversely affect our business, financial condition, results of operations and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent which might adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to license such technology or if we are forced to license such technology, on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

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

Patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.

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

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and one or more of our foreign patents may be eligible for patent term extension or similar extensions to protection provided by such patents under similar legislation in other jurisdictions, for example, in the European Union a supplementary protection certificate, or SPC, is available to extend the protection afforded to a specific product covered by a patent for maximum of five years (unless extended by six months if trials are completed in accordance with an agreed pediatric investigation plan). In the United States, the Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, there are no assurances that the FDA or any comparable foreign regulatory authority or national patent office will grant such extensions, in whole or in part. For example, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations and prospects could be materially harmed.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Obtaining and enforcing patents in the pharmaceutical industry is inherently uncertain, due in part to ongoing changes in the patent laws. Depending on decisions by Congress, the federal courts, and the USPTO and equivalent institutions in other jurisdictions, the laws and regulations governing patents, and interpretation thereof, could change in unpredictable ways that could weaken our and our licensors or collaborators’ ability to obtain new patents or to enforce existing or future patents. For example, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Therefore, there is increased uncertainty with regard to our and our licensors or collaborators’ ability to obtain patents in the future, as well as uncertainty with respect to the value of patents once obtained.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors or collaborators’ patent applications and the enforcement or defense of our or our licensors or collaborators’ issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, particularly the first inventor-to-file provisions. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents, all of which could harm our business, financial condition, results of operations and prospects.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including re-examination, interference, post-grant review, inter partes review or derivation proceedings before the USPTO or an equivalent foreign body. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. For example, we are aware of certain third-party patents, including those of our competitors, that may be construed to cover the use of our Boltbody ISACs for the treatment of cancer and of pending patent applications that, if issued with their current claim scope, may be construed to cover our Boltbody ISAC approach and product candidates more generally. In the event that any of these patents were asserted against us, we believe that we would have defenses against any such action, including that such patents are not valid or that we would be able to replace such technology with alternative, non-infringing technology. However, if any such patents were to be asserted against us and our defenses to such assertion were unsuccessful and such alternative technology was not available or technologically or commercially practical, unless we obtain a license to such patents, we could be liable for damages, which could be significant and include treble damages and attorneys’ fees if we are found to willfully infringe such patents, and we could be precluded from commercializing any product candidates that were ultimately held to infringe such patents. Any potential future legal proceedings relating to these patents could cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. If we are unsuccessful in our challenges to these patents and become subject to litigation or are unable to obtain a license on commercially reasonable terms with respect to these patents, it could harm our business, financial condition, results of operations and prospects.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information and to maintain our competitive position. With respect to our Boltbody ISAC approach and development programs, we consider trade secrets and know-how to be one of our important sources of intellectual property, including our extensive knowledge of certain drug delivery techniques and antibody conjugation. Trade secrets and know-how can be difficult to protect. We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be materially and adversely harmed.

We may not be able to protect and enforce our trademarks and trade names or build name recognition in our markets of interest thereby harming our competitive position.

We intend to rely on both registered and common law rights for our trademarks. We have not yet registered certain of our trademarks in all of our potential markets, including our “Boltbody” and “Bolt Biotherapeutics” trademarks. We are currently applying to register these trademarks with the USPTO and may in the future seek to register additional trademarks in the United States and other countries. Our current and future trademark applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, the registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to infringe on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products or services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names.

During the trademark registration process, we may receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may in the future be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. In addition, third parties may file first for our trademarks in certain countries. If they succeed in registering such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to market our products in those countries. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business has been, and is expected to continue to be, impacted by the ongoing COVID-19 pandemic and resulting economic consequences wherever we have clinical trial sites or other business operations. In addition, the COVID-19 pandemic has caused, and could continue to cause significant disruption in the operations of CMOs, CROs and other third parties upon whom we rely. Many geographic regions have imposed restrictions to control the spread of COVID-19. Our headquarters are located in the San Francisco Bay Area and our CMOs are located in the United States and in the United Kingdom. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

We are dependent on a global supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur, whether related to the COVID-19 pandemic or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials or supplies, which could disrupt our supply chain or our ability to enroll patients in or perform testing for our clinical trials. For example, any manufacturing supply interruption of BDC-1001, which is currently manufactured at facilities in the United Kingdom and the United States, or any future product candidates, could adversely affect our ability to conduct ongoing and future clinical trials of BDC-1001 and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial costs and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects. See “Risk Factors—Risks Related to Our Dependence on Third Parties.”

In addition, our clinical trials have been, and in the future may be, affected by the COVID-19 pandemic. For example, at times during the pandemic we were unable to visit sites, conduct in-person monitoring, or engage with the investigative teams. We have increased the number of planned study sites and the geographic diversification of our sites in an effort to mitigate any potential future impact. In the future, clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic and public health measures imposed by the respective national governments of countries in which the clinical sites are located. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations. We continue to evaluate the impact of the COVID-19 pandemic on our clinical development timelines.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The trading prices for the common stock of other biopharmaceutical companies have at times been highly volatile as a result of COVID-19. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic on our business, operations, or the global economy as a whole remains highly uncertain. While there have been vaccines developed and administered, and the spread of COVID-19 may eventually be contained or mitigated, we do not yet know how businesses, or our partners will operate in a post COVID-19 environment. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely. In addition, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could harm our business.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Our ability to compete in the highly competitive immuno-oncology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial and scientific personnel. We are highly dependent on the management, research and development, clinical, financial and business development expertise of our executive officers, as well as the other members of our scientific and clinical teams. Although we have employment offer letters with each of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the United States, in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We have experienced significant unwanted employee attrition which we believe has been due to such competition, and we may continue to experience unwanted employee attrition in the future. The recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and could harm our business, financial condition, results of operations and prospects.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 91 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
natural disasters, political and economic instability, including wars, including Russia’s invasion of Ukraine, terrorism and political unrest, outbreak of disease, including COVID-19 and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, and actions or lack of taking action by persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar incidents relating to their computer systems could also have a material adverse effect on our business.

Actual or alleged unauthorized disclosure of sensitive or confidential data, including personally identifiable information, whether through a breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, or unauthorized access to or through our information systems and networks, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation. Unauthorized disclosure of personally identifiable information could also expose us to sanctions for violations of data privacy laws and regulations around the world. To the extent that any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

As we become more dependent on information technologies to conduct our operations, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, may increase in frequency and sophistication. These threats pose a risk to the security of our systems and networks, the confidentiality and the availability and integrity of our data and these risks apply both to us, and to third parties on whose systems we rely for the conduct of our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and our partners may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we do not have any control over the operations of the facilities or technology of our cloud and service providers, including any third-party vendors that collect, process and store personal data on our behalf.

Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed.

While we maintain cyber errors and omissions insurance coverage that covers certain aspects of the cyber risks described above, any losses suffered by the company may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.

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

Prior to the completion of our initial public offering, we had been a private company with limited accounting personnel to adequately execute our accounting processes and limited supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The above material weakness did not result in a misstatement; however, it could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

To address the material weakness, we have been adding personnel and implementing new financial processes. We intend to continue to take steps to remediate the material weakness through the hiring of additional experienced accounting and financial reporting personnel, formalizing documentation of policies and procedures and further evolving the accounting processes, including implementing appropriate segregation of duties.

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
•
adverse results from delays in or termination of clinical trials;
•
unanticipated serious safety concerns related to the use of our product candidates;
•
lower than expected market acceptance of our product candidates following approval for commercialization;
•
changes in financial estimates by us or by any securities analysts who might cover our stock;
•
conditions or trends in our industry, including changes in the structure of healthcare payment systems;
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
•
general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of the ongoing COVID-19 pandemic, the Russian invasion of Ukraine, or future geopolitical events;
•
other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•
other events or factors, many of which are beyond our control.

In addition, in the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources from our business.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock after our initial public offering, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts, or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

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

We have registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to vesting arrangements and exercise of options and, in the case of our affiliates, the restrictions of Rule 144.

Additionally, the holders of an aggregate of 7,203,153 shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
•
require that any action taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
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

Based upon our common stock outstanding as of December 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 67% of our outstanding common stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

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

As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and the Nasdaq Stock Market may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from regular business activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in those internal controls. We identified a material weakness in our internal control over financial reporting as of and for the years ended December 31, 2021 and 2020, related to a lack of an effective control environment as required under SEC rules and regulations. To address the material weakness, we have been adding personnel and implementing new financial processes. Our remediation efforts are ongoing. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could seriously harm our business, financial condition, results of operations, and prospects.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Redwood City, California, where we lease space in two locations totaling approximately 71,600 square feet of leased space, of which we have subleased approximately 20,500 square feet to third parties. Our leases expire between 2025 and 2031. We believe that our headquarters and other offices are adequate for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Select Market on February 5, 2021, and trades under the symbol “BOLT”. Prior to February 5, 2021, there was no public market for our common stock.

Holders of Common Stock

On March 24, 2022, there were approximately 24 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form-10K for the period ended December 31, 2021. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. Preclinical data demonstrate that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our BDC-1001 program, currently in a Phase 1/2 clinical trial, and our BDC-2034 program, expected to enter the clinic later in 2022, both come from the Boltbody ISAC platform. Our expertise in myeloid cell biology also forms the foundation for additional, innovative ways to target the immune activation that complement our Boltbody ISAC platform. An example of this approach is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment by targeting cell-surface receptors on macrophages. Dectin-2 agonism results in these tumor-associated macrophages (TAMs) changing to the tumor-destructive M1 phenotype, away from the M2 phenotype, which suppresses immune responses and supports tumor growth.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates, and conducting preclinical studies and early clinical trials. We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray and Genmab. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million, including Toray’s purchase of 717,514 shares of Series T convertible preferred stock for gross proceeds of $10.0 million and the January 2021 issuance and sale of 5,611,059 shares of Series C-2 preferred stock for net proceeds of $51.9 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions, and other offering expenses.

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million, and under the separate Genmab SPA, Genmab invested $15.0 million in our common stock. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million, and under the separate Innovent SPA, we may receive up to an additional $10.0 million from Innovent’s investment in our common stock. In September 2021, we entered into a clinical collaboration and supply agreement BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

We have incurred operating losses since our inception. Our net losses were $98.6 million and $60.7 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $207.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Impact of the COVID-19 Pandemic

Our business has been, and is expected to continue to be, impacted by the ongoing COVID-19 pandemic and resulting economic consequences wherever we have clinical trial sites or other business operations. In addition, the COVID-19 pandemic has caused, and could continue to cause significant disruption in the operations of CMOs, CROs and other third parties upon whom we rely. Many geographic regions have imposed restrictions to control the spread of COVID-19. Our headquarters are located in the San Francisco Bay Area and our CMOs are located in the United States and in the United Kingdom. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of December 31, 2021, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19 on us and third parties with whom we conduct business. These impacts will depend on future developments that are highly uncertain and cannot be predicted at this time. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million, in conjunction with the collaboration, Genmab purchased 821,045 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds to deferred revenue, which we recognize, together with the $10.0 million upfront payment, payments received from Genmab for compensation based on agreed-upon full-time equivalent rates, and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million and a potential equity investment in our common stock of up to $10.0 million. These contracts have been evaluated together and no consideration from the Innovent SPA has been included in the total consideration for collaboration revenue.

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
•
external research and development expenses, including lab materials and supplies and payments to contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies; and
•
facilities and other allocated expenses which include direct and allocated expenses for rent, insurance and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our preclinical and toxicology studies and costs related to manufacturing materials for our preclinical studies. Since our inception and through December 31, 2021, the vast majority of our third-party expenses related to the research and development of BDC-1001. With the exception of cost incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

We plan to continue to increase our research and development expenses for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs than those in earlier stages of development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.

We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and facility-related costs.

We expect our general and administrative expenses will increase for the foreseeable future to support our increased research and development activities and increased costs of operating as a public company. These increased costs will likely include higher expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Other Income (Expense), Net

Interest Income, Net

Interest income consists of interest on our cash, cash equivalents, and short-term investments.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

In connection with the issuance of our Series C-1 convertible preferred stock in June 2020, the investors agreed to buy, and we agreed to sell, additional shares of such preferred convertible stock at the original issue price upon the achievement of pre-defined milestones. These contractual obligations were required to be accounted for as liabilities and remeasured to fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In January 2021, with the completion of the Series C-2 convertible preferred stock financing, this contractual obligation was settled, and the convertible preferred stock purchase right liability was remeasured to fair value on the purchase date and reclassified to permanent equity.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020	Change
	(In thousands)
Collaboration revenue	$1,260	$231	$1,029
Operating expenses:
Research and development	75,655	40,357	35,298
General and administrative	18,393	9,056	9,337
Total operating expense	94,048	49,413	44,635
Loss from operations	(92,788)	(49,182)	(43,606)
Other income (expense), net	—	—
Interest income	281	199	82
Change in fair value of preferred stock right liability	(6,084)	(11,745)	5,661
Total other expense, net	(5,803)	(11,546)	5,743
Net loss	(98,591)	(60,728)	(37,863)
Net unrealized loss on marketable securities	(321)	—	(321)
Comprehensive loss	$(98,912)	$(60,728)	$(38,184)

Collaboration Revenue

Revenue was $1.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Revenue in 2021 was generated from the services performed under the Genmab Agreement as we fulfill our performance obligations to Genmab. Revenue in 2020 was generated from the services performed under the Toray Agreement as we fulfill our performance obligations to Toray. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses increased by $35.3 million from $40.4 million in 2020 to $75.7 million in 2021. The increase was due to $14.3 million in higher manufacturing expenses related to the timing of batch production of our product candidates, $10.3 million in higher personnel-related expenses due to an increase in headcount, $5.5 million in higher facility-related expenses, $2.9 million in higher expenses related to the ongoing BDC-1001 clinical trial due to increase in clinical sites and patient activities, and $2.2 million in higher lab supplies and contract services.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million from $9.1 million in 2020 to $18.4 million in 2021. The increase was due to $6.4 million in higher personnel-related expenses due to an increase in headcount and $3.1 million in higher professional services expenses related to information technology and accounting services and other professional services, offset by $0.4 million in lower allocated office and facility-related expenses.

Other Income (Expense), Net

Other Income (Expense), Net

Interest income increased by $0.1 million from $0.2 million in 2020 to $0.3 million in 2021. The increase was due to higher interest income from higher marketable securities balances.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The $11.7 million change in fair value of convertible preferred stock purchase right liability in 2020 derived from the increase in the fair value of outstanding convertible preferred stock purchase right liability from the original estimate of $13.5 million to $25.2 million as of December 31, 2020, upon fair value remeasurement at period-end. The $6.1 million change in fair value of convertible preferred stock purchase right liability in 2021 derived from the increase in the fair value of the convertible preferred stock purchase right liability from $25.2 million as of December 31, 2020 to $31.3 million prior to the exercise of the convertible preferred stock purchase right in January 2021. Upon the exercise of the convertible preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the convertible preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.
Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $207.0 million. Our net loss was $98.6 million and $60.7 million in 2021 and 2020, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity. We believe that our current cash, cash equivalents and marketable securities balances as of December 31, 2021 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K. We believe we will meet longer term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(57,066)	$(47,308)
Investing activities	(232,201)	(20,592)
Financing activities	311,108	39,597
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,841	$(28,303)

Operating Activities

Net cash used in operating activities was $57.1 million and $47.3 million for 2021 and 2020, respectively. Net cash used in operating activities for 2021 was due to our net loss of $98.6 million, adjusted for $21.0 million of non-cash charges and a $20.5 million change in operating assets and liabilities. The non-cash charges were comprised of $8.5 million for stock-based compensation, $6.1 million related to the change in fair value of convertible preferred stock purchase right liability, $3.0 million for accretion of discount on marketable securities, $2.5 million of non-cash lease related expense, $1.2 million for depreciation and amortization expense, $0.3 million for unrealized loss on marketable securities, and $0.1 million for loss on disposal of property and equipment. The change in net operating assets was due to a $15.6 million increase in deferred revenue related to the Genmab Agreement and Innovent Agreement and a $6.7 million increase in our accounts payable and accrued expenses, offset by a decrease in operating lease liabilities and an increase in our prepaid expense and other current assets. Net cash used in operating activities for 2020 was due to our net loss of $60.7 million, adjusted for $15.7 million of non-cash charges and a $2.3 million change in operating assets and liabilities. The non-cash charges were comprised of $11.7 million related to the change in fair value of convertible preferred stock purchase right liability, $1.9 million of non-cash lease related expense, $1.4 million for stock-based compensation and $0.6 million for depreciation and amortization expense. The change in net operating assets was due to increases in our accounts payable and accrued expenses related to an increase in research and development expenses and the timing of vendor payments and increases in our operating lease liabilities.

Investing Activities

Net cash used in investing activities in 2021 and 2020 were due to $229.9 million net purchases of marketable securities and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $311.1 million and $39.6 million for 2021 and 2020, respectively. The net cash provided by financing activities for 2021 was due to net proceeds of $244.3 million in connection with our IPO that was completed in February 2021, $51.9 million of net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, $13.6 million of net proceeds from issuance of common stock related to Genmab SPA, and $1.3 million of net proceeds from the issuance of common stock from the 2021 Employee Stock Purchase Plan and exercise of stock options. Net cash provided by financing activities for 2020 was due to net proceeds of $41.3 million for the issuance of 5,162,173 shares of our convertible preferred stock in July 2020, partially offset by payments of $1.9 million for deferred offering costs incurred in connection with our initial public offering that was completed in February 2021.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs and timing of our clinical trials;
•
the type, number, scope, results, costs, and timing of preclinical studies for our product candidates or other potential product candidates or indications which we are pursuing or may choose to pursue in the future;
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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Contractual Obligations and Commitments

Contract Supply Agreement

In January 2022, we entered into an amended and restated supply agreement with EirGenix, Inc., or the Amended Supply Agreement, which amends the original supply agreement with EirGenix, Inc., or EirGenix, dated March 10, 2019, pursuant to which EirGenix agreed to supply to us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of BDC-1001. In addition, EirGenix provides us access to its regulatory data package and services to facilitate our development and commercialization efforts and we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based upon achievement of certain BDC-1001 regulatory milestones and pay for services based upon time and materials. The agreement will remain in effect as long as we, or any of our affiliates or licensees, continue to pursue the development or commercialization of any HER2 Boltbody ISAC, unless earlier terminated. We may terminate the agreement if EirGenix fails to supply sufficient quantities of EG12014, or if EirGenix does not obtain regulatory approval for EG12014 as a standalone biosimilar product. We may also terminate the EirGenix Agreement upon prior written notice to EirGenix. EirGenix may terminate the agreement if we do not actively develop a HER2 Boltbody ISAC for more than two years. In addition, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

Collaboration Agreements

Joint Development and License Agreement with Toray Industries

In March 2019, we entered into a Joint Development and License Agreement, or the Toray Agreement, with Toray Industries, Inc., or Toray, to develop and commercialize a Boltbody ISAC containing a proprietary antibody owned by Toray. Under the Toray Agreement, we exchanged co-exclusive (with each other) licenses to certain patents and know-how covering our respective technologies. Each party is required to use commercially reasonable efforts to conduct development and regulatory activities assigned to it under a development plan. Toray will be solely responsible for both parties’ development costs up to the conclusion of the first Phase 1 clinical trial and Toray is entitled to reimbursement for 50% of such development costs from our share of revenues collected from the sale or licensing of collaboration products. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis. Both parties are currently reevaluating of the research plan and the outcome of this reevaluation may impact the scope and timing of the collaboration.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, we entered into a License and Collaboration Agreement, or the Genmab Agreement, with Genmab A/S, or Genmab. Together, the companies will evaluate Genmab antibodies and bispecific antibody technologies in combination with our ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and an equity investment of $15.0 million under a separate stock purchase agreement. Under the Genmab Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties. Bolt is eligible to receive total potential milestone payments of up to $285.0 million per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent Biologics, Inc., or Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or BMS, to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and our proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

License Agreements

License Agreements with Stanford University

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

Critical Accounting Estimates

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

Revenue Recognition

For all periods presented, we recognized revenue in accordance with the provisions of Accounting Standard Codification Topic 606, Revenue from Contract with Customers, or ASC 606. In accordance with ASC 606, when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. We perform the following five steps in determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of these agreements:

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

If an agreement includes a license to our intellectual property and that license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. For combined performance obligation that is satisfied over time, collaboration revenue is recognized over time proportionate to the costs incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. In some agreements, we receive compensation for the research and development services performed, which may be billed in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed, or billed based on actual hours incurred. The cumulative effect of revisions to estimated hours to complete our performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in the period could be materially impacted.

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

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period. Our accrual is dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party vendors. Variations in the assumptions used to estimate accruals including, but not limited to, the number of patients enrolled, the rate of patient enrollment and the actual services performed, may vary from our estimates, resulting in adjustments to clinical trial expenses in future periods. Changes in these estimates that result in material changes to our accruals could materially affect our financial condition and results of operations. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in 2021 and 2020.

In 2021 and 2020, stock-based compensation expense related to stock options was $8.5 million and $1.4 million, respectively. As of December 31, 2021, the unrecognized stock-based compensation expense related to stock options was $24.2 million and is expected to be recognized as expense over a weighted-average period of approximately 2.5 years.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information

As of December 31, 2021, we had federal and state NOL carryforwards of $178.1 million and $168.5 million, respectively. The federal NOLs include $4.5 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035 unless previously utilized and $173.6 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. The federal NOLs not subject to expiration are available to offset up to 80% of taxable income each year indefinitely. The state NOL carryforwards will begin to expire in 2035, unless previously utilized. As of December 31, 2021, we also had federal and state research credit carryforwards of $4.7 million and $3.6 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards do not expire. We have established valuation allowances against our NOLs and research and development credits due to the uncertainty surrounding the realization of these assets. We file tax returns in the U.S. and California. We are not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

BOLT BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bolt Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bolt Biotherapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
San Jose, California March 30, 2022

We have served as the Company’s auditor since 2019.

BOLT BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$27,383	$5,542
Short-term investments	158,836	17,296
Prepaid expenses and other current assets	2,941	2,523
Total current assets	189,160	25,361
Property and equipment, net	6,158	4,083
Operating lease right-of-use assets	24,445	12,267
Restricted cash	1,565	1,565
Deferred offering costs	—	2,357
Long-term investments	85,348	—
Other assets	1,042	909
Total assets	$307,718	$46,542

Liabilities, Convertible Preferred Stock, and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,574	$1,598
Accrued expenses and other current liabilities	12,384	6,663
Deferred revenue	2,869	1,502
Operating lease liabilities	2,501	1,501
Total current liabilities	21,328	11,264
Operating lease liabilities, net of current portion	21,854	9,376
Deferred revenue, non-current	14,207	—
Convertible preferred stock purchase right liability, non-current	—	25,224
Other long-term liabilities	210	329
Total liabilities	57,599	46,193
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.00001 par value, authorized shares—zero shares and 20,843,367 shares authorized at December 31, 2021 and 2020, respectively; zero shares and 15,232,275 shares issued and outstanding at December 31, 2021 and 2020, respectively. Liquidation preference of zero and $121,728 at December 31, 2021 and 2020, respectively	—	105,296
Stockholders' equity (deficit):
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares and zero shares authorized at December 31, 2021 and 2020, respectively; zero shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.00001 par value; 200,000,000 shares and 198,000,000 shares authorized at December 31, 2021 and 2020; respectively; 37,399,694 and 2,130,139 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	457,430	3,452
Accumulated other comprehensive loss	(321)	—
Accumulated deficit	(206,990)	(108,399)
Total stockholders' equity (deficit):	250,119	(104,947)
Total liabilities, convertible preferred stock, and stockholders' equity (deficit)	$307,718	$46,542

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Collaboration revenue	$1,260	$231
Operating expenses:
Research and development	75,655	40,357
General and administrative	18,393	9,056
Total operating expense	94,048	49,413
Loss from operations	(92,788)	(49,182)
Other income (expense), net
Interest income	281	199
Change in fair value of convertible preferred stock purchase right liability	(6,084)	(11,745)
Total other expense, net	(5,803)	(11,546)
Net loss	(98,591)	(60,728)
Net unrealized loss on marketable securities	(321)	—
Comprehensive loss	$(98,912)	(60,728)
Net loss per share, basic and diluted	$(2.97)	$(28.89)
Weighted-average shares outstanding, basic and diluted	33,196,712	2,102,328

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2019	10,070,102	$77,505	1,921,642	$—	1,825	$—	$(47,671)	$(45,846)
Issuance of Series C-1 convertible preferred stock, net of issuance costs of $285 and convertible preferred stock purchase right liability of $13,479	5,162,173	$27,791		—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	119,077	—	158	—	—	158
Issuance of common stock upon exercise of warrants	—	—	89,420	—	6	—	—	6
Vesting of early exercised options and restricted stock awards	—	—	—	—	43	—	—	43
Stock-based compensation	—	—	—	—	1,420	—	—	1,420
Net loss	—	—	—	—	—	—	(60,728)	(60,728)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	125,567	—	640	—	—	640
Issuance of common stock upon exercise of stock options	—	—	172,006	—	612	—	—	612
Vesting of early exercised options	—	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	8,500	—	—	8,500
Unrealized loss on available-for-sale investments	—	—	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	—	—	(98,591)	(98,591)
Balance at December 31, 2021	—	$—	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,591)	$(60,728)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,193	611
Stock-based compensation expense	8,500	1,420
Accretion of premium/discount on short-term investments	2,975	34
Unrealized gain (loss) on marketable securities, net	(321)	—
Loss on disposal of property and equipment	108	—
Change in fair value of convertible preferred stock purchase right liability	6,084	11,745
Non-cash lease expense	2,479	1,893
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(568)	(1,878)
Accounts payable and accrued expenses	6,676	2,882
Operating lease liabilities	(1,179)	(3,389)
Deferred revenue	15,574	(69)
Other long-term liabilities	4	171
Net cash used in operating activities	(57,066)	(47,308)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,338)	(3,262)
Purchases of marketable securities	(313,375)	(33,229)
Maturities of marketable securities	83,512	15,899
Net cash used in investing activities	(232,201)	(20,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net	51,902	41,270
Proceeds from initial public offering, net of issuance cost	244,316	—
Proceeds from issuance of common stock related to stock purchase agreement	13,638	—
Proceeds from issuance of common stock	1,252	294
Payment of deferred offering cost	—	(1,967)
Net cash provided by financing activities	311,108	39,597
NET INCREASE (DECREASE) IN CASH	21,841	(28,303)
Cash, cash equivalents and restricted cash at beginning of year	7,107	35,410
Cash, cash equivalents and restricted cash at end of period	$28,948	$7,107
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,383	$5,542
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$28,948	$7,107
Supplemental schedule of non-cash investing and financing activities:
Vesting of unvested issued common stock	$123	$49
Purchases of PPE included in accounts payable and accrued liabilities	$1,021	$28
Deferred offering costs in accounts payable and accrued liabilities	$—	$390
Right of use assets obtained in exchange for operating lease obligations	$14,657	$4,081

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of the Business

Bolt Biotherapeutics, Inc. (the “Company”) is pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems.

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications on the balance sheet have been made to prior period amounts to conform to current period presentation.

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

The current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s financial statements as of and for year ended December 31, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position, and results of operations.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s in-process equity financings, including the IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were no deferred offering costs capitalized as of December 31, 2021. At December 31, 2020, deferred offering costs totaling $2.4 million are included as non-current assets in the accompanying balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At December 31, 2021 and 2020, most of the Company’s funds are invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2021 and 2020, cash and cash equivalents consisted primarily of bank deposits and money market funds which were unrestricted as to withdrawal or use.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company classifies marketable securities with remaining maturities greater than three months but less than one year as short-term investments, and those with remaining maturities greater than one year are classified as long-term investments. Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The Company invests its excess cash balances primarily in corporate debt securities with strong credit ratings. Realized gains and losses are calculated on the specific identification method and recorded as interest income and were immaterial for all periods presented.

Restricted Cash

As of December 31, 2021 and 2020, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2025 and 2031 (see Note 7).

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

Revenue Recognition

Under Accounting Standard Codification Topic 606, Revenue from Contract with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the following steps are performed: (i) identification of a contract to provide goods or services to a customer; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration, if any; (iv) where a contract contains multiple performance obligations, the Company must allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) each performance obligation is satisfied.

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

To date, all of the Company’s revenue has been derived from its development agreement with Toray Industries, Inc. (“Toray”) and Genmab A/S (“Genmab”), as described in Note 6.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Cash and cash equivalents, restricted cash, marketable debt securities, accounts payable, accrued expenses and other current liabilities are reported at their respective fair values in our balance sheets. The carrying amount of the remaining financial instruments approximate fair value due to their short-term nature. Refer to Note 3 for the methodologies and assumptions used in valuing financial instruments.

Leases

The Company determines whether an arrangement is a lease at inception. Specifically, it considers whether it controls the underlying asset and has the right to obtain substantially all the economic benefits or outputs from the asset. If the contractual arrangement contains a lease, the Company then determines the classification of the lease, operating or finance, using the classification criteria described in Accounting Standard Codification Topic 842, Leases (“ASC 842”). The Company has elected not to separate lease components from non-lease components, such as common area maintenance charges, and instead accounts for the lease and non-lease components as a single component.

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets (“ROU assets”) which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company does not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation by measuring and recognizing compensation expense for all share-based payments made to employees and non-employees based on estimated grant-date fair values. For stock-based payments with service conditions only, the Company uses the straight-line method to allocate compensation cost to reporting periods over each award’s requisite service period, which is generally the vesting period. For stock-based payments with both performance and service conditions, the Company recognizes expense based on the fair value of the performance awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The grant date fair value is utilized for restricted stock awards and the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including expected volatility, expected dividend yield, expected term, risk-free interest rate, and the estimated fair value of the underlying common stock on the date of grant. The Company accounts for forfeitures as they occur.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities. The Company incurred net unrealized loss on marketable securities of $0.3 million during the year ended December 31, 2021. During the year ended December 31, 2020, the items qualifying as other comprehensive loss was not significant, and, therefore, the Company’s comprehensive loss was the same as its reported net loss for the period.

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

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. This ASU clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606, Revenue from Contracts with Customers, when the counterparty is a customer. This ASU also precludes an entity from presenting consideration received from a transaction as revenue from contracts with customers if the counterparty is not a customer for that transaction. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for entities that have adopted ASC 606, Revenue from Contracts with Customers. The Company adopted this ASU on January 1, 2021. The adoption of this ASU did not result in a material impact on the Company’s financial statements and related disclosures.

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

During the years ended December 31, 2021 and 2020, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase right liability described below.

There were no transfers within the hierarchy during the years ended December 31, 2021 and 2020.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$34,058	$—	$(18)	$34,040
U.S. treasury securities	39,985	—	(171)	39,814
Other government agency securities	5,068		(22)	5,046
Commercial paper	64,956	—	—	64,956
Corporate debt securities	100,438	12	(122)	100,328
Total	$244,505	$12	$(333)	$244,184

	December 31, 2020
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$2,639	$—	$—	$2,639
U.S. treasury securities	1,300	—	—	1,300
Commercial paper	6,795	—	—	6,795
Corporate debt securities	6,562	1	(1)	6,562
Total	$17,296	$1	$(1)	$17,296

At December 31, 2021 and 2020, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$22,917	$22,917	$—	$—
Asset backed securities	34,040	—	34,040	—
U.S. treasury securities	39,814	39,814	—	—
Other government agency securities	5,046	—	5,046
Commercial paper	64,956	—	64,956	—
Corporate debt securities	100,328	—	100,328	—
Total	$267,101	$62,731	$204,370	$—

	Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$3,921	$3,921	$—	$—
Asset backed securities	2,640	—	2,640	—
U.S. treasury securities	1,300	1,300	—	—
Commercial paper	6,795	—	6,795	—
Corporate debt securities	6,561	—	6,561	—
Total	$21,217	$5,221	$15,996	$—

Liabilities:
Preferred stock purchase right liability	$25,224	$—	$—	$25,224

Level 3 liability that was measured at fair value on a recurring basis consist of the convertible preferred stock purchase right liability. The following table provides a summary of changes in the estimated fair value of the financial instruments using significant Level 3 inputs (in thousands):

Series C
Convertible
Preferred
Stock
Purchase Right
Liability
Balance at December 31, 2020	$25,224
Change in fair value	6,084
Reclassification to equity	(31,308)
Balance at December 31, 2021	$—

The fair value of the convertible preferred stock purchase right liability was estimated using an income-based approach incorporating probability considerations for different scenarios. The main assumptions included the probability and timing of the tranche closing, and the estimated value of the Company’s equity at that time. In January 2021, the Company issued the additional shares of convertible preferred stock and accordingly, this contractual obligation was settled, and the convertible preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. The fair value of the convertible preferred stock purchase right liability immediately prior to settlement was increased to $31.3 million as a result of the estimated probability of the occurrence of the second closing of Series C convertible preferred stock increasing to 80%, timing related to the occurrence of the second closing decreasing to 0.06 years and the increase in the future expected value of the Series C preferred shares to $16.25 per share.

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015 and June 2018, the Company entered into license agreements (the “Stanford Agreement”), as amended, with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. During the years ended December 31, 2021 and 2020, the Company paid Stanford $40,000 and $50,000, respectively, in license and milestone fees under the Stanford Agreements. In addition, the Company paid Stanford $80,800 and $0.1 million during the years ended December 31, 2021 and 2020, respectively, for reimbursement of patent maintenance costs which are included as part of general and administrative expense. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$7,889	$5,253
Office equipment	369	69
Leasehold improvements	145	—
Total property and equipment	8,403	5,322
Less accumulated depreciation and amortization	(2,245)	(1,239)
Total	$6,158	$4,083

Depreciation expense related to property and equipment was $1.2 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development	$6,300	$3,199
Accrued compensation	4,886	2,885
Accrued other	1,198	579
Total	$12,384	$6,663

6. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Agreement”) with Toray Industries, Inc. (“Toray”) to jointly develop and commercialize a Boltbody immune-stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 717,514 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s IPO, all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2021, contract liability totaling $1.5 million had been reclassified from current to long-term liabilities due to the ongoing reevaluation of the research plan by both parties and the related joint meeting in the fourth quarter of 2021. The outcome of this reevaluation may impact the scope and timing of such services.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2019	$1,571
Addition—amount billed for research and development services	162
Revenue recognized in 2020	(231)
Balance at December 31, 2020 and 2021	$1,502

The Toray Agreement includes both fixed and variable consideration. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items which will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $6.3 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2021, receivables of $0.2 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2021, contract liabilities totaling $10.6 million were recorded in deferred revenue with $2.2 million in current liabilities and $8.4 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2020	$—
Addition—fixed consideration	11,362
Addition—amount billed for research and development services	472
Revenue recognized	(1,260)
Balance at December 31, 2021	$10,574

The Company recorded $1.3 million in revenue earned during the year ended December 31, 2021, based on services performed under the Genmab Agreement during the year. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”) which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. As of December 31, 2021, both options remain fully outstanding and expire in May 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $38.2 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2021, contract liabilities totaling $5.0 million were recorded in deferred revenue with $0.8 million in current liabilities and $4.2 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. There was no revenue earned during the year ended December 31, 2021, as no services had been performed under the Innovent Agreement during the period.

Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payment, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferrable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and the Company’s proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to the Company and the Company will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses. The Company initiated the clinical trial for the combination therapy of nivolumab and BDC-1001 in the fourth quarter of 2021.

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consists of 45,690 square feet of additional office, laboratory and vivarium space and includes an extension of 25,956 square feet under an existing lease. The Chesapeake Master Lease has an initial term of ten years from the Commencement Date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which was paid directly by the landlord to various vendors. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which is subleased as further described below. The remaining 35,690 square feet of additional office, laboratory and vivarium space commenced in June 2021 and the extension of the 25,956 square feet under an existing lease is expected to commence in 2025. As of December 31, 2021, the operating lease right-of-use assets and operating lease liabilities for the 45,690 square feet of additional space were $18.0 million and $18.8 million, respectively.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and will expire on July 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and will expire on July 31, 2023. Rent for both subleases are subject to scheduled annual increases and the subtenants are responsible for certain operating expenses and taxes throughout the term under the sublease agreements. The subtenants have no option to extend the sublease term. Sublease income under the two sublease agreements for the years ended December 31, 2021 and 2020, was approximately $0.8 million and $0.2 million, respectively.

At December 31, 2021 and 2020, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021 were 8.0 years and 10.7%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2020 were 6.3 years and 9.5%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operation leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of December 31, 2021 and 2020.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Total operating lease cost	$3,842	$2,508

Supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities was as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating cash flows from operating leases	$3,112	$4,144

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of December 31, 2021 (in thousands):

	Operating Leases	Sublease Income
2022	$4,994	$1,048
2023	4,612	403
2024	4,772	—
2025	4,227	—
2026	3,371	—
Thereafter	16,338	—
Total lease payments	38,314	1,451
Less interest	(13,959)
Total	$24,355	1,451

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At December 31, 2021, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2021, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

Legal Proceedings
The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Convertible Preferred Stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity (deficit) because the shares contain liquidation features that are not solely within the Company’s control. The Company has elected not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock. Subsequent adjustments to the carrying values to the liquidation preferences will be made only when it becomes probable that such a liquidation event will occur.

Issuance of Series T Convertible Preferred Stock

On March 20, 2019, the Company entered into a convertible preferred stock purchase agreement (the “Series T Agreement”) concurrent with the Toray Agreement with a new investor (see Note 6). The Company raised a total of $10.0 million, net of issuance costs, from the sale of shares of Series T convertible preferred stock, including consideration allocated to the Toray Agreement. The fair value of the shares of Series T convertible preferred stock at the issuance date was $8.5 million, net of issuance costs. In February 2021, in connection with the Company’s IPO, all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

Issuance of Series C-1 and Series C-2 Convertible Preferred Stock

In June 2020, the Company entered into a preferred stock purchase agreement (the “Series C Agreement”) with existing and new investors to raise up to $93.5 million in two separate tranches. The first tranche closed in June 2020 and the Company raised $41.3 million, net of issuance costs of $0.2 million, and issued 5,162,173 shares of Series C-1 convertible preferred stock at $8.05 per share. In addition, the investors agreed to buy, and the Company agreed to sell up to 5,611,065 shares of Series C-2 convertible preferred stock at a price per share of $9.2575, for potential additional gross proceeds of $51.9 million, upon the achievement of certain milestones as defined in the agreement.

The commitment made by the investors to invest in the second tranche of the Series C Agreement was considered a separate freestanding financial instrument and was recorded as a Convertible Preferred Stock Purchase Right Liability in the amount of $13.5 million upon the issuance of the first tranche of the Series C-1 convertible preferred stock in June 2020. The commitment was accounted for at fair value during the period it was outstanding with changes in fair value recorded as other income (expense) in the statement of operations and comprehensive loss. During the year ended December 31, 2021, changes in fair value of this liability totaling $6.1 million have been recorded in other income (expense) in the statement of operations and comprehensive loss. In January 2021, the Company issued the additional 5,611,059 shares of Series C-2 convertible preferred stock for net proceeds of $51.9 million and accordingly, this contractual obligation was settled, and the convertible preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity. In February 2021, all outstanding shares of convertible preferred stock were converted into the Company’s common stock in connection with the IPO.

9. COMMON STOCK

Common Stock Warrants

The Company classifies common stock purchase warrants and other freestanding derivative financial instruments as equity in accordance with Accounting Standard Codification Topic 480, Distinguishing Liability from Equity. Warrants that meet the definition are classified as a component of equity and no subsequent remeasurement is required. In July 2018, the Company issued 249,218 warrants to purchase common stock in connection to the issuance of Series B convertible preferred stock. The warrants were deemed to be freestanding instruments indexed to the Company’s common stock and met the requirements for equity classification. The warrants had an expiration date of July 26, 2028, and were exercisable at the option of the warrant holder for $0.07 per share. In February 2021, all outstanding warrants were exercised to purchase 82,603 shares of the Company’s common stock in connection with the IPO.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance:

December 31, 2021
Common stock options issued and outstanding	5,623,116
Common stock restricted stock awards issued and outstanding	336,000
Common stock available for future issuance under the 2021 Plan	1,974,700
Common stock available for future issuance under the ESPP	754,575
Total	8,688,391

10. STOCK-BASED COMPENSATION

Approval of 2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. Stock awards granted under the 2021 Plan vest at the rate specified in the stock option agreement and shall have terms no more than ten years from the date of grant. The terms and conditions governing the stock awards under the 2021 Plan are at the sole discretion of the board of directors.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. During the year ended December 31, 2021, 85,425 shares have been issued under the 2021 ESPP.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expenses related to the Performance Awards of approximately $0.8 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

The following table summarizes the stock option activity during the year ended December 31, 2021:

	Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Weighted-average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	3,800,402	$3.16	9.1		$4,721
Granted	2,363,471	$14.53		$11.31
Exercised	(214,438)	$2.75
Canceled/forfeited	(326,319)	$7.14
Outstanding at December 31, 2021	5,623,116	$7.72	8.3		$6,075
Exercisable at December 31, 2021	1,909,810	$5.20	7.6		$3,324
Vested or expected to vest at December 31, 2021	5,623,116	$7.72	8.3		$6,075

The intrinsic value of options exercised was $2.7 million and $0.2 million during the year ended December 31, 2021 and 2020, respectively. The fair value of options vested was $6.2 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was approximately $24.2 million of unrecognized stock-based compensation related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.5 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2021	2020
Expected volatility	89-95%	90-97%
Risk-free interest rate	0.6-1.4%	0.3-0.5%
Expected option life (in years)	5.8-6.1	5.0-6.3
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$3.04-$22.07	$2.80-$4.41

Expected Term–The expected term of options granted represents the period of time that the options are expected to be outstanding. Due to the lack of historical exercise history, the expected term of the Company’s employee stock options has been determined utilizing the simplified method for awards that qualify as plain-vanilla options, which use the midpoint between the vesting date and the expiration date of each option.

Expected Volatility–The estimated volatility was based on the historical volatility of the common stock of a group of publicly traded companies deemed comparable to the Company.

Risk-Free Interest Rate–The risk-free interest rate is the implied yield in effect at the time of the option grant based on U.S. Treasury securities with contract maturities equal to the expected term of the Company’s stock options.

Dividend Rate–The Company has not paid any cash dividends on common stock since inception and does not anticipate paying any dividends in the foreseeable future. Consequently, an expected dividend yield of zero was used.

Fair Value of Common Stock–Prior to our IPO in February 2021, the fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm using an approach consistent with the methods outlined in the American Institute of Certified Public Accountants' Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock required significant judgment and management considered several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$4,460	$734
General and administrative	4,040	686
Total	$8,500	$1,420

Restricted Stock Awards

During the year ended December 31, 2021, the Company granted 336,000 shares of restricted stock awards under the 2021 Plan at a grant date fair value of $4.51 per share. These restricted stock awards vest in equal quarterly installments over three years, subject to the employee's continued employment with, or services to, the Company on each vesting date. Each restricted stock award represents the right to receive one share of the Company's common stock when and if the applicable vesting conditions are satisfied.

The following table summarizes the activity of the restricted stock awards during the year ended December 31, 2021:

	RSU Outstanding	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2020	—
Granted	336,000	$4.51
Vested	—
Canceled/forfeited	—
Outstanding at December 31, 2021	336,000	$4.51

As of December 31, 2021, total unrecognized stock-based compensation expense relating to unvested restricted stock awards was $1.5 million and the weighted-average remaining vesting period was 2.9 years.

The aggregate intrinsic value of restricted stock award is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock awards expected to vest as of December 31, 2021. As of December 31, 2021, the aggregate intrinsic value of restricted stock awards was $1.6 million.

Early Exercise Liability

Some of the options granted under the prior equity incentive plan may be exercised prior to the time that the options have vested, provided that such shares remain subject to repurchase until such time as they have vested. The right to repurchase these shares lapses over the four-year vesting period. As of December 31, 2021 and 2020, there were 1,440 and 47,180, respectively, of unvested shares representing an early exercise liability of approximately three thousand dollars and $0.1 million, respectively. The unvested shares purchased by the employees are not deemed, for accounting purposes, to be outstanding.

The following table summarizes the activity of the unvested stock outstanding from the early exercise of stock options:

	Years Ended December 31,
	2021	2020
Unvested at beginning of year	47,180	16,215
Early exercised during the year	—	48,412
Vested	(45,740)	(17,447)
Unvested at end of year	1,440	47,180

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(98,591)	$(60,728)
Denominator:
Weighted average common shares outstanding	33,216,339	1,989,208
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(28,453)	(34,430)
Warrants to purchase common stock	8,826	147,550
Weighted average common shares outstanding - basic and diluted	33,196,712	2,102,328
Net loss per share attributable to common stockholders, basic and diluted	$(2.97)	$(28.89)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2021	2020
Convertible preferred stock	—	15,232,275
Common stock options issued and outstanding	5,623,116	3,800,402
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	337,440	47,180
Total	5,960,556	19,079,857

12. 401(K) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2021, the Company makes matching contributions of up to 3% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2021 and 2020, the Company made contributions to the 401(k) plan of $0.3 million and nil, respectively.

13. Income Taxes

The Company recorded a current state tax provision of zero related to state minimum taxes for each of the years ended December 31, 2021 and 2020, which is recorded in general and administrative expenses in the accompanying statement of operations and comprehensive loss.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Income tax expense (benefit) at statutory rates	$(20,704)	$(12,753)
State income tax, net of federal benefit	—	—
Permanent items	2	11
Valuation allowance	20,028	11,002
Stock-based compensation	968	192
Research and development tax credits	(1,572)	(918)
Preferred tranche liability fair value adjustment	1,278	2,466
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$41,548	$23,901
Research tax credits	6,366	3,840
Intangible assets	186	210
Reserves and accruals	827	588
Stock-based compensation	1,026	190
Lease liability	7,075	3,240
Total deferred tax assets	57,028	31,969
Less valuation allowance	(49,385)	(28,050)
Net deferred tax assets	7,643	3,919
Deferred tax liabilities:
Right-of-use assets	(7,101)	(3,654)
Property and equipment	(366)	(198)
Prepaid assets	(176)	(67)
Total deferred tax assets	(7,643)	(3,919)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $21.3 million between December 31, 2021 and December 31, 2020 due primarily to the generation of operating losses.

As of December 31, 2021, the Company has net operating loss carryforwards for federal and state income tax purposes of $178.1 million and $168.5 million, respectively. The federal net operating loss carryforwards generated prior to 2018 and state net operating loss carryforwards, if not utilized, will expire beginning in 2035. Federal net operating losses aggregating $173.6 million are not subject to expiration.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $4.7 million and $3.6 million, respectively, as of December 31, 2021. The federal credits begin to expire in 2038 and the state credits can be carried forward indefinitely.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2021	2020
Balance at beginning of period	$1,125	$605
Increase related to prior year positions	4,139	—
Increase related to current year positions	7,395	520
Balance at end of period	$12,659	$1,125

During the years ended December 31, 2021 and 2020, no interest or penalties were recorded. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an increase to income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. Among other things, the CARES Act permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act did not have a significant impact to the Company for any years.

On June 29, 2020, California Governor Newsom signed into law the state’s budget package which included Assembly Bill 85 (AB 85). AB 85 contained two major tax changes: (1) it suspends the usage of net operating losses for certain taxpayers; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. The Company is in a taxable loss position in 2021 and thus the bill has no impact on the 2021 provision. Senate Bill 113 (SB 113), which Gov. Newsom signed into law Feb. 9, 2022, contains important California tax law changes, including reinstatement of 2022 business tax credits and net operating loss deductions limited by AB 85. The Company is in a taxable loss position in 2021 and 2020 and thus the bill has no impact on the financial statements.

14. Subsequent Events

During the first three months of 2022, the Company’s compensation committee and option committee of the board of directors approved option grants to its employees under the 2021 Plan. These options totaled 2,004,989 shares with a weighted-average exercise price of $3.08 per share and various vesting schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2021, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to provide reasonable assurance level because of the material weakness in our internal control over financial reporting described below.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management concluded that our financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, present fairly in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We have the following material weakness in our internal control over financial reporting as of December 31, 2021:

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

The material weakness identified above did not result in any identified misstatements to our annual or interim financial statements, there were no changes to previously released financial results, and our management has concluded that the consolidated financial statements included elsewhere in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, the material weakness could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

This Annual Report does not include an audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

Implementation of the above steps has contributed to reducing the number of individually deficient controls within our internal control environment. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information for our executive officers and directors as of March 15, 2022:

Name	Age	Position(s)
Executive Officers
Randall C. Schatzman, Ph.D.	67	Chief Executive Officer and Class II Director
William P. Quinn	51	Chief Financial Officer
Edith A. Perez, M.D.	65	Chief Medical Officer
Grant Yonehiro	58	Chief Business Officer
Non-employee directors
Edgar G. Engleman, M.D.(4)	76	Founder and Class II Director
James I. Healy, M.D., Ph.D.(3)*(4)	57	Lead Independent Director and Class II Director
Kathleen LaPorte(1)*	60	Class III Director
Frank D. Lee(2)(3)	54	Class I Director
Richard A. Miller, M.D.(2)(3)(4)	70	Class III Director
Brian O’Callaghan(1)(2)*	52	Class I Director
Nicole Onetto, M.D.(4)*	69	Class III Director
Mahendra G. Shah, Ph.D.(1)(3)	77	Class I Director

_______

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance committee

(4) Member of the research and development committee

* Committee Chairperson

Executive Officers

Randall C. Schatzman, Ph.D. has served as our Chief Executive Officer and director since July 2019. From January 2004 to March 2018, Dr. Schatzman was co-founder and served as President, Chief Executive Officer and a member of the board of directors of Alder BioPharmaceuticals, Inc. From 1999 to 2004, Dr. Schatzman served as Senior Vice President of Discovery Research at Celltech R&D, Inc., a wholly-owned subsidiary of Celltech Group plc. From 1995 to 1999, Dr. Schatzman served as Director of Gene Discovery at Mercator Genetics Inc. From 1986 to 1995, Dr. Schatzman served as Section Leader at Roche Bioscience, previously Syntex Corp., a subsidiary of Roche Holdings Ltd. Dr. Schatzman holds a Ph.D. in Molecular Pharmacology from Emory University and a B.S. in Biochemistry from Purdue University. We believe that Dr. Schatzman is qualified to serve on our board of directors due to his daily insight into corporate matters as our Chief Executive Officer and his extensive background in the biotechnology industry.

William P. Quinn has served as our Chief Financial Officer since May 2020. From November 2017 to May 2020, Mr. Quinn served as Chief Financial Officer and Senior Vice President, Finance and Corporate Development, of Sunesis Pharmaceuticals, Inc. From 2011 to November 2017, Mr. Quinn served as President and Chief Executive Officer of Bullet Biotechnology, Inc. From 2003 to 2011, Mr. Quinn served in various positions at Jazz Pharmaceuticals, Inc. From 2001 to 2002, Mr. Quinn served as Chief Operating Officer and Chief Financial Officer at Novation Biosciences. From 1999 to 2001, Mr. Quinn served as Associate Partner at Mobius Venture Capital, an early-stage venture capital fund. From 2011 to 2021, Mr. Quinn served on the board of directors of A Foundation Building Strength, a non-profit dedicated to finding treatments for Nemaline Myopathy. Mr. Quinn holds a B.A. and M.A. from Stanford University and an M.B.A. from Stanford Graduate School of Business.

Edith A. Perez, M.D. has served as our Chief Medical Officer since April 2020. From 2015 to 2018, Dr. Perez served as Vice President and Head of the U.S. BioOncology Medical Unit of Genentech, Inc. From 2011 to 2015, Dr. Perez served in multiple senior leadership positions within the National Cancer Institute, including the Alliance for Clinical Trials in

Oncology, Vice President and Group Vice Chair. Since 1995, Dr. Perez has held various positions at the Mayo Clinic, including Deputy Director at Large for the Mayo Clinic Cancer Center, and Supplemental Consultant in the Departments of Hematology/Oncology and Cancer Biology, Director of the Breast Cancer Translational Genomics Program and Professor of Medicine. From 2014 to 2018, Dr. Perez served as a member of the board of directors for the American Association for Cancer Research and has volunteered in various patient advocacy and philanthropic efforts throughout the years. Dr. Perez received a B.S. in Biology from the University of Puerto Rico, Rio Piedras and an M.D. from the University of Puerto Rico Medical School. Dr. Perez did her residency training in Internal Medicine at Loma Linda University and completed a Fellowship in Hematology/Oncology at the University of California at Davis. Dr. Perez is board certified in Internal Medicine, Hematology and Oncology.

Grant Yonehiro has served as our Chief Business Officer since November 2016. From February 2016 to November 2016, Mr. Yonehiro served as Interim Chief Commercial Officer at Vium, Inc., a private biotechnology company. From 2013 to January 2016, Mr. Yonehiro served as Chief Business Officer at Berkeley Lights, a public biotechnology company. From 2009 to 2013, Mr. Yonehiro served as Chief Executive Officer and President at Perseid Therapeutics LLC, which was acquired by Astellas Pharma, Inc. in 2011. From 2003 to 2009, Mr. Yonehiro served as Chief Business Officer and Senior Vice President at Maxygen, Inc., a public biopharmaceutical company. From 1997 to 2003, Mr. Yonehiro served in various roles at GenVec, Inc., most recently serving as its Vice President, Drug Development. Mr. Yonehiro received a B.I.S. in Business, Economics and International Relations from the University of Minnesota, Twin Cities and an M.B.A. from the University of California at Berkeley.

Non-Employee Directors

Edgar G. Engleman, M.D. has been a member of our board of directors since January 2015. He is a founding member and Chief Scientific Advisor of Vivo Capital, LLC. Dr. Engleman is a Professor of Pathology and Medicine at the Stanford University School of Medicine, where he established and oversees the Stanford Blood Center, directs his immunology research team, and co-directs the Tumor Immunology and Immunotherapy Research Programs at the Stanford Cancer Institute. Dr. Engleman is the lead inventor of the technology underlying a cancer immunotherapy known as Provenge (Sipulucel-T), which was shown to extend the life of patients who suffer from metastatic prostate cancer. Provenge is the first in the class of personalized immunotherapeutic agents to be FDA approved for the treatment of cancer. Dr. Engleman is the founder or cofounder of a number of biotech companies including Cetus Immune (acquired by Novartis), Genelabs (acquired by GlaxoSmithKline), Dendreon (acquired by Sanpower), and Vivo portfolio companies Medeor, Bolt, and Tranquis. He currently serves on several private companies including Tranquis, Synapse and Ossium. He previously served on the boards of REGENEXBIO (RGNX), Eiger (EIGR), Soleno (SLNO), Intermune (ITMN, acquired by Roche), Insmed (INSM), Prestwick (acquired by Biovail) and Semnur (acquired by Sorrento (SRNE). He received his B.A. from Harvard College and earned his M.D. from Columbia University School of Medicine.

James I. Healy, M.D., Ph.D. has served as a member of our board of directors since January 2021. Dr. Healy has been a General Partner of Sofinnova Investments (formerly Sofinnova Ventures), a biotech investment firm, since June 2000. Prior to June 2000, Dr. Healy held various positions at Sanderling Ventures, Bayer Healthcare Pharmaceuticals (as successor to Miles Laboratories) and ISTA Pharmaceuticals, Inc. Dr. Healy is currently on the board of directors of Ascendis Pharma A/S (Nasdaq: ASND), Karuna Therapeutics, Inc. (Nasdaq: KRTX), Natera, Inc. (Nasdaq: NTRA), NuCana PLC (Nasdaq: NCNA), and Y-mAbs Therapeutics, Inc. (Nasdaq: YMAB) and one private company. Previously, he served as a board member of Amarin Corporation, Auris Medical Holding AG, Coherus BioSciences, Inc., Edge Therapeutics, Inc., ObsEva SA, Hyperion Therapeutics, Inc., InterMune, Inc., Anthera Pharmaceuticals, Inc., Durata Therapeutics, Inc., CoTherix, Inc., Iterum Therapeutics, PLC, Movetis NV and several private companies. In 2011, Dr. Healy won the IBF Risk Innovator Award and was named as one of the industry’s top leading Life Science investors in 2013 by Forbes Magazine. Dr. Healy holds an M.D. and a Ph.D. in Immunology from Stanford University School of Medicine and holds a B.A. in Molecular Biology and a B.A. in Scandinavian Studies from the University of California, Berkeley. He was previously a Director on the Board of the National Venture Capital Association (NVCA) and the Board of the Biotechnology Industry Organization (BIO). We believe Dr. Healy is qualified to serve on our board of directors due to his extensive experience in the biopharmaceutical industry, including as a venture capital investor and a member of the boards of directors of other biopharmaceutical companies.

Kathleen LaPorte has served as a member of our board of directors since December 2020. Ms. LaPorte has more than 30 years of experience building, operating, and serving on the boards of private and public biotech companies. She currently serves as a director of Elysium Therapeutics, Precipio Diagnostics and D2G Oncology. Ms. LaPorte was chief executive officer of Nodality Inc. from 2015 to 2016, and chief business officer from 2014 to 2015. From 2005 to 2011, she was a founding partner of New Leaf Ventures, a spinout from the Sprout Group. From 1993 to 2005, Ms. LaPorte served as a general partner of the Sprout Group. Ms. LaPorte’s board experience includes both private and public companies, as well as public-sector boards such as the California Institute of Regenerative Medicine (CIRM). She has served on more than a dozen public company boards, including companies such as Affymax from 2001 to 2013, ISTA Pharmaceuticals from 2002 to 2012, and Onyx Pharmaceuticals from 1994 to 2000. Ms. LaPorte has served on 13 audit committees and chaired several. Ms. LaPorte has a B.S. degree in Biology from Yale University and an M.B.A. from the Stanford University Graduate School of Business. We believe that Ms. LaPorte is qualified to serve on our board of directors due to her experience in the biotechnology and biopharmaceutical industries, her substantial professional experience, and the fact that she is a qualified financial expert.

Frank D. Lee has served as a member of our board of directors since November 2021. Mr. Lee has more than 25 years of experience in product development and commercial leadership within the biotech and pharmaceutical industry. Mr. Lee has served as chief executive officer of Forma Therapeutics since March 2019. From May 2006 to March 2019, he held various positions at Genentech, Inc., a member of the Roche Group, most recently as senior vice president, global product strategy and therapeutic area head for the immunology, ophthalmology and infectious diseases. Prior to joining Genentech, Inc., Mr. Lee spent approximately 13 years serving in various roles at Novartis, Janssen and Eli Lilly in engineering, manufacturing, sales/marketing and business development. Mr. Lee received a B.S. in chemical engineering from Vanderbilt University and an M.B.A. in Marketing and Finance from the Wharton Graduate School of Business. He previously served on the board of directors of the Genentech Foundation. We believe that Mr. Lee is qualified to serve on our board of directors due to his experience in shaping treatment paradigms for HER2 breast cancer patients and his commercial leadership in building innovative product strategies.

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

Brian O’Callaghan has served as a member of our board of directors since November 2021. Mr. O’Callaghan has served as the chief executive officer at ObsEva SA since November 2020. Prior to joining ObsEva SA, Mr. O’Callaghan served as the chief executive officer at Petra Pharma Corporation from May 2017 to May 2020 and as president and chief executive officer at Sonrgy, Inc. from May 2015 to April 2017. Mr. O’Callaghan is currently on the board of directors of Indaptus Therapeutics, Inc., as well as numerous privately-held biotech companies and non-profits. Mr. O’Callaghan received an M.B.A. from the University of Reading and an M.B.A. from the Henley Business School. We believe that Mr. O’Callaghan is qualified to serve on our board of directors due to his deep biotechnology and pharmaceutical experience across many therapeutics areas, leading new medicines from concept to commercialization.

Nicole Onetto, M.D. has served as a member of our board of directors since December 2021. Since June 2016, Dr. Onetto has served as an independent consultant in oncology, drug development, and translational research. She is currently on the board of directors for Viracta Therapeutics, Inc. and previously held director roles at Basilea Pharmaceutica AG, Sierra Oncology, Inc., and ImmunoGen, Inc. Dr. Onetto received a B.A. from the University of Paris, an M.A. in Pharmacology from the University of Montréal, and an M.D. and a Hematology-Oncology Certificate from the University of Paris. We believe that Dr. Onetto is qualified to serve on our board of directors due to her extensive experience in clinical development and translational research.

Mahendra G. Shah, Ph.D. has served as a member of our board of directors since September 21, 2016. Dr. Shah has been at Vivo Capital, LLC, a healthcare focused investment firm, since March 2010, and is currently serving as its senior fellow. Dr. Shah is also the founder and executive chairman of Semnur Pharmaceuticals, Inc. (acquired by Scilex Pharmaceuticals Inc.). Dr. Shah previously served as a board member of Soleno Therapeutics Inc. (Nasdaq: SLNO), a biopharmaceutical company, from March 2018 to April 2019, Crinetics Pharmaceuticals, Inc. (Nasdaq: CRNX), a clinical stage pharmaceutical company, from October 2015 to January 2018, Homology Medicines, Inc. (Nasdaq: FIXX), a genetic medicines company, from July 2017 to June 2019 and Aadi Bioscience Inc. (Nasdaq: AADI), a clinical-stage biopharmaceutical company, from February 2017 to August 2021. Dr. Shah also currently serves on the boards of directors of Verona Pharma PLC (Nasdaq: VRNA), Impel NeuroPharma (Nasdaq: IMPL), and various private companies. Dr. Shah holds a Ph.D. in Pharmaceutical Sciences from St. John’s University and a B.S. and M.S. in Pharmacy from L.M. College of Pharmacy in Gujarat, India. We believe that Dr. Shah is qualified to serve on our board of directors due to his expertise and experience in the biopharmaceutical industry and his experience in healthcare investing.

Family Relationships

There are no family relationships among any of the directors or executive officers.

Composition of Our Board of Directors

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of eight directors. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by a resolution approved by a majority of our board of directors. In accordance with our amended and restated certificate of incorporation, our board of directors are divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•
the Class I directors are Mr. Lee, Mr. O’Callaghan, and Dr. Shah and their term expire at the 2021 Annual Meeting of Stockholders;
•
the Class II directors are Drs. Engleman, Healy and Schatzman and their terms expire at the annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Ms. LaPorte and Drs. Onetto and Miller and their terms expire at the annual meeting of stockholders to be held in 2024.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following directors are independent directors within the meaning of the applicable Nasdaq listing standards: Drs. Engleman, Healy, Khanna (who resigned in December 2021), Miller, Moldt (who resigned in November 2021), Onetto, Pitts (who resigned in January 2021) and Shah, Messrs. Lee and O’Callaghan, and Ms. LaPorte. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company

Committees of our Board of Directors

Our board of directors has established an audit committee, a compensation committee, a nominating and corporate governance committee and a research and development committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charters for each committee are available at the investor relations section of our website at www.boltbio.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on or accessible through our website to be part of this Annual Report.

Audit Committee

Our audit committee consists of Kathleen LaPorte, Brian O’Callaghan and Mahendra Shah. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit committee is Ms. LaPorte. Our board of directors has determined that Ms. LaPorte is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

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

Compensation Committee

Our compensation committee consists of Frank Lee, Brian O’Callaghan and Richard Miller. The chairperson of our compensation committee is Mr. O’Callaghan. Our board of directors has determined that each member of the compensation committee is independent under the listing standards of Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors, and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of James Healy, Frank Lee, Richard Miller and Mahendra Shah. The chairperson of our nominating and corporate governance committee is Dr. Healy. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the listing standards of Nasdaq. Specific responsibilities of our nominating and corporate governance committee include:

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

Research and Development Committee

Our Board has established a Research and Development Committee; the Board has not yet adopted a charter for this committee, which to date has acted in a more informal manner. There was no meeting held by the Research and Development Committee in 2021. The members of the Research and Development Committee are Edgar Engleman, James Healy, Richard Miller, and Nicole Onetto. The chairperson of our research and development committee is Dr. Onetto.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.boltbio.com. In addition, we post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations, we believe that during the fiscal year ended December 31, 2021, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner, except that one report, covering one transaction, was filed late by Edith A. Perez, M.D., our Chief Medical Officer, due to an administrative delay.

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

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers for the year ended December 31, 2021, consisting of our principal executive officer and four other most highly compensated officers serving at the end of such year, were:

•
Randall Schatzman, Ph.D., our Chief Executive Officer and Director;
•
William P. Quinn, our Chief Financial Officer;
•
David Dornan, Ph.D., our Former Chief Scientific Officer;
•
Edith A. Perez, M.D., our Chief Medical Officer; and
•
Grant Yonehiro, our Chief Business Officer.

Summary Compensation Table

The following table presents all of the compensation awarded to, earned by or paid to our named executive officers during the year ended December 31, 2021:

Name	Year	Salary($)	Bonus($)		Option Awards($)(1)	Other Compensation($)		Total($)
Randall C. Schatzman, Ph.D.	2021	545,000	272,500	(2)	5,104,931	13,172	(3)	5,935,603
Chief Executive Officer	2020	458,384	209,023		897,237	38,647		1,603,291

William P. Quinn	2021	395,000	158,000	(2)	1,501,451	10,680	(4)	2,065,131
Chief Financial Officer	2020	238,636	96,051		603,376	689		938,752

David Dornan, Ph.D.	2021	405,000	162,000	(2)	1,651,596	13,080	(6)	2,231,676
Former Chief Scientific Officer(5)	2020	310,167	109,620		154,286	2,708		576,781

Edith A. Perez, M.D.	2021	435,000	174,200	(2)	1,501,451	18,120	(7)	2,128,771
Chief Medical Officer	2020	300,000	295,750		661,347	11,743		1,268,840

Grant Yonehiro	2021	370,000	148,000	(2)	1,501,451	1,980		2,021,431
Chief Business Officer	2020	309,000	124,373		138,130	700		572,203

_______

(1) The amounts reported in this column do not reflect dollar amounts actually received by the executive officer. Instead, the amounts reflect the aggregate grant date fair value of the stock options granted to the executive officer during 2021 or 2020, as applicable, computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K. During 2020, we granted stock options to our executive officers that will commence time-based vesting upon the achievement of a financing milestone. We determined that the achievement of the financing milestone is probable and therefore the amounts reported in this column reflect the full grant date fair value of such stock options. On January 15, 2021, the financing milestone was achieved. As required by SEC rules, the amounts shown for all grants exclude the impact of estimated forfeitures related to service-based vesting conditions.
(2) Represents amounts earned in 2021, which will be paid in 2022. We based the 2021 annual performance bonuses on company performance goals. For 2021, the compensation committee of our board of directors determined that Dr. Schatzman, Mr. Quinn, Dr. Dornan, Dr. Perez, and Mr. Yonehiro were entitled to 100% of their target bonuses.
(3) Dr. Schatzman received $8,700 in 401(k) match, $1,563 for commuting reimbursements, $2,020 for housing and other living expenses reimbursements and $889 to cover the tax gross up for such costs.
(4) Mr. Quinn received $8,700 in 401(k) match and $1,980 for electronics stipend.

(5) Dr. Dornan resigned his position as the Chief Scientific Officer of the Company, effective March 11, 2022.

(6) Dr. Dornan received $8,700 in 401(k) match and $4,380 for electronics stipend and payments for waiver of healthcare insurance.

(7) Dr. Perez received $12,000 for commuting reimbursements and $6,120 for electronics stipend and payments for waiver of healthcare insurance.

Outstanding Equity Awards as of December 31, 2021

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2021:

				Option Awards

				Number of	Number of
				Securities	Securities
				Underlying	Underlying
				Unexercised	Unexercised	Option
		Vesting		Options	Options	Exercise	Option
		Commencement		Exercisable	Unexercisable	Price	Expiration
Name	Grant Date	Date(1)		(#)	(#)	($)(2)	Date
Randall C. Schatzman, Ph.D.	9/6/2019	7/15/2019	(3)(4)	791,185	—	2.73	9/5/2029
	9/3/2020	9/3/2020	(4)(5)	100,000	—	4.34	9/2/2030
	9/3/2020	1/15/2021	(4)(6)	178,571	—	4.34	9/2/2030
	2/4/2021	2/4/2021	(4)(5)	340,000	—	20.00	2/3/2031
William P. Quinn	—	5/4/2020	(7)	—	—	2.80	7/28/2030
	7/29/2020	5/4/2020	(3)	52,610	99,691	2.80	7/28/2030
	9/3/2020	9/3/2020	(3)(4)	35,714	—	4.34	9/2/2030
	9/3/2020	1/15/2021	(3)(4)	42,857	—	4.34	9/2/2030
	2/4/2021	2/4/2021	(4)(5)	100,000	—	20.00	2/3/2031
David Dornan, Ph.D.	1/17/2018	12/1/2017	(3)	64,571	—	2.03	1/16/2028
	4/4/2018	2/14/2018	(3)(4)	13,131	—	2.03	4/3/2028
	1/11/2019	7/23/2018	(3)(4)	22,601	—	2.24	1/10/2029
	11/13/2019	7/2/2019	(5)	47,469	31,102	2.73	11/13/2029
	9/3/2020	9/3/2020	(4)(5)	12,142	—	4.34	9/2/2030
	9/3/2020	1/15/2021	(4)(6)	35,714	—	4.34	9/2/2030
	2/4/2021	2/4/2021	(4)(5)	110,000	—	20.00	2/3/2031
Edith A. Perez, M.D.	7/29/2020	4/1/2020	(3)	58,036	131,250	2.80	7/28/2030
	9/3/2020	9/3/2020	(3)(4)	12,142	—	4.34	9/2/2030
	9/3/2020	1/15/2021	(3)(4)	45,000	—	4.34	9/2/2030
	2/4/2021	2/4/2021	(4)(5)	100,000	—	20.00	2/3/2031
Grant Yonehiro	1/18/2017	11/1/2016	(3)	64,285	—	2.10	1/17/2027
	1/17/2018	11/1/2016	(3)	13,207	—	2.03	1/16/2028
	4/4/2018	2/14/2018	(3)(4)	15,759	—	2.03	4/3/2028
	1/11/2019	7/23/2018	(3)(4)	28,252	—	2.24	1/10/2029
	11/13/2019	7/2/2019	(5)	56,101	36,756	2.73	11/12/2029
	9/3/2020	9/3/2020	(4)(5)	12,142	—	4.34	9/2/2030
	9/3/2020	1/15/2021	(6)	30,714	—	4.34	9/2/2030
	2/4/2021	2/4/2021	(4)(5)	100,000	—	20.00	2/3/2031

_______

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
(4) This stock option is early exercisable and, to the extent shares subject to this option are issued and unvested as of a given date, such shares will remain subject to a right of repurchase held by us. As of December 31, 2021, the named executive officer had not early exercised the option.

(5) 1/48th of the shares subject to the option vest monthly measured from the vesting commencement date.

(6) This option is immediately exercisable and vests monthly over a four-year period beginning upon the closing of our Series C-2 financing on January 15, 2021. As of December 31, 2021, the named executive officer had not early exercised the option.

(7) The shares, which were acquired pursuant to an early exercise provision, vest in full on May 4, 2021, and such shares will remain subject to a right of repurchase held by us until such date.

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

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2021. Our board of directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Pension and Defined Benefit Plan Retirement Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us during 2021.

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

Randall C. Schatzman, Ph.D.

In June 2019, we entered into an offer letter with Dr. Schatzman, which governs the terms of his employment with us. For 2021, Dr. Schatzman was entitled to an annual base salary of $545,000 and was eligible to receive an annual performance bonus with a target amount of 50% of his annual base salary, payable based on the achievement of certain annual performance milestones or objectives as agreed by and between him and the board of directors on an annual basis, and subject to his continued employment through the time of payment of the bonus. Dr. Schatzman is also entitled to receive reimbursement for reasonable travel and lodging expenses of up to $15,000 per month. To the extent that these travel and lodging expenses were taxable to Dr. Schatzman, we also provide Dr. Schatzman with tax gross-up payments, subject to his continued service through and including such gross-up payment date. For 2021, Dr. Schatzman is entitled to an annual base salary of $564,100 and is eligible to receive an annual performance bonus with a target amount of 50% of his annual base salary, payable based on the achievement of certain Company performance milestones or objectives as agreed the board of directors.

In September 2019, pursuant to his offer letter Dr. Schatzman was granted an option to purchase 791,185 shares of our common stock at an exercise price of $2.73 per share. This option is immediately exercisable and vest over a four year period with 25% of the shares vesting in July 2020 and the remainder vesting monthly over 36 months from July 2020. Upon execution of the underwriting agreement for our initial public offering, Dr. Schatzman was granted an additional option to purchase 340,000 shares of our common stock at an exercise price equal to our initial public offering price. This option is immediately exercisable and vests monthly over a four-year period commencing upon the date of grant. Please see “Outstanding Equity Awards as of December 31, 2021” for information regarding equity awards granted to Dr. Schatzman.

William P. Quinn

In April 2020, we entered into an offer letter with Mr. Quinn, which governs the terms of his employment with us. For 2021, Mr. Quinn was entitled to an annual base salary of $395,000 and was eligible to receive an annual performance bonus with a target amount of 40% of his annual base salary, based on his achievement of certain individual and company performance goals and his continued employment through the time of payment of the bonus. For 2022, Mr. Quinn is entitled to an annual base salary of $422,775 and is eligible to receive an annual performance bonus with a target amount of 40% of his annual base salary, based on his achievement of Company performance goals (50%) related to clinical, pipeline development, and financing milestones and objectives, and individual performance goals (50%).

In July 2020, pursuant to his offer letter Mr. Quinn was granted two options to purchase an aggregate of 164,999 shares of our common stock at an exercise price of $2.80 per share. The first option was for 12,698 shares of our common stock. This option was immediately exercisable and vests in full in May 2021. Mr. Quinn exercised the option in full in August 2020. The second option was for 152,301 shares of our common stock. This option vests over a four-year period with 28,551 vesting in May 2021 and the remainder vesting monthly over 36 months from May 2021. Upon execution of the underwriting agreement for our initial public offering, Mr. Quinn was granted an additional option to purchase 100,000 shares of our common stock at an exercise price equal to our initial public offering price. This option is immediately exercisable and vests monthly over a four-year period commencing upon the date of grant. Please see “Outstanding Equity Awards as of December 31, 2021” for information regarding equity awards granted to Mr. Quinn.

David Dornan, Ph.D.

In November 2017, we entered into an offer letter with Dr. Dornan, which governs the terms of his employment with us. For 2021, Dr. Dornan was entitled to an annual base salary of $405,000 and was eligible to receive an annual performance bonus with a target amount of 40% of his annual base salary, based on his achievement of certain personal annual performance milestones, as established by us, and corporate goals as outlined in our performance incentive program, and subject to his continued employment through the time of payment of the bonus. Dr. Dornan resigned his position as the Chief Scientific Officer of the Company, effective March 11, 2022.

In January 2018, pursuant to the offer letter Dr. Dornan was granted an option to purchase 64,571 shares of our common stock at an exercise price of $2.03 per share. This option vests over a four-year period with 25% of the shares vesting in December 2018 and the remainder vesting monthly over 36 months from December 2018. Upon execution of the underwriting agreement for our initial public offering, Dr. Dornan was granted an additional option to purchase 110,000 shares of our common stock at an exercise price equal to our initial public offering price. This option is immediately exercisable and vests monthly over a four-year period commencing upon the date of grant. Please see “Outstanding Equity Awards as of December 31, 2021” for information regarding equity awards granted to Dr. Dornan.

Edith A. Perez, M.D.

In March 2020, we entered into an offer letter with Dr. Perez, which governs the terms of her employment with us. For 2021, Dr. Perez was entitled to an annual base salary of $435,000 and was eligible to receive an annual performance bonus with a target amount of 40% of her annual base salary, based on her achievement of certain individual and company performance goals and her continued employment through the time of payment of the bonus. In 2020, we paid Dr. Perez a one-time cash signing bonus of $175,000. The signing bonus is subject to 100% repayment in the event of Dr. Perez’s voluntary resignation without good reason (as defined in her offer letter) prior to the first anniversary of her employment start date and 50% repayment in the event of her voluntary resignation without good reason prior to the second anniversary of her employment start date. Dr. Perez is also entitled to receive a $1,000 monthly travel allowance. For 2022, Dr. Perez is entitled to an annual base salary of $467,920 and is eligible to receive an annual performance bonus with a target amount of 40% of her annual base salary, based on her achievement of Company performance goals (50%) related to clinical, pipeline development, and financing milestones and objectives, and individual performance goals (50%).

In July 2020, pursuant to her offer letter Dr. Perez was granted an option to purchase 225,000 shares of our common stock at an exercise price of $2.80 per share. This option vests over a four-year period with 25% of the shares vesting in April 2021 and the remainder vesting monthly over 36 months from April 2021. Upon execution of the underwriting agreement for our initial public offering, Dr. Perez was granted an additional option to purchase 100,000 shares of our common stock at an exercise price equal to our initial public offering price. This option is immediately exercisable and vests monthly over a four-year period commencing upon the date of grant. Please see “Outstanding Equity Awards as of December 31, 2021” for information regarding equity awards granted to Dr. Perez.

Grant Yonehiro

In October 2016, we entered into an offer letter with Mr. Yonehiro, which governs the terms of his employment with us. For 2021, Mr. Yonehiro was entitled to an annual base salary of $370,000 and was eligible to receive an annual performance bonus with a target amount of 40% of his annual base salary, based on his achievement of certain annual performance milestones, as determined by us, and subject to his continued employment through the time of payment of the bonus. For 2022, Mr. Yonehiro is entitled to an annual base salary of $386,650 and is eligible to receive an annual performance bonus with a target amount of 40% of his annual base salary, based on his achievement of Company performance goals (50%) related to clinical, pipeline development, and financing milestones and objectives, and individual performance goals (50%).

In January 2017, pursuant to his offer letter Mr. Yonehiro was granted an option to purchase 64,285 shares of our common stock at an exercise price of $2.10 per share. This option vests over a four-year period with 25% of the shares vesting in November 2017 and the remainder vesting monthly over 36 months from November 2017. Upon execution of the underwriting agreement for our initial public offering, Mr. Yonehiro was granted an additional option to purchase 100,000 shares of our common stock at an exercise price equal to our initial public offering price. This option is immediately exercisable and vests monthly over a four-year period commencing upon the date of grant. Please see “Outstanding Equity Awards as of December 31, 2021” for information regarding equity awards granted to Mr. Yonehiro.

Severance and Change in Control Plan

The Severance and Change in Control Plan, or the Severance Plan, provides severance benefits to each of our employees selected for participation in the Severance Plan, subject to execution of a participation agreement for the Severance Plan. Upon the closing of our initial public offering, each of our executive officers and vice presidents, including our named executive officers, became participants in the Severance Plan. The benefits provided under the Severance Plan supersede any similar severance benefits described in a participant’s offer letter or employment agreement. Participants in our Severance Plan will be entitled to receive continued payment of their base salary (12 months for our Chief Executive Officer, nine months for our other executive officers, senior vice presidents and certain other executives as designated by our board of directors and six months base salary for our vice presidents and all other participants so designated by our board) upon either an involuntary termination without cause or a resignation for good reason (as each such term is defined in the Severance Plan) following such termination. In addition, each participant with a qualifying termination is also eligible for payment of continued group health plan premiums during the period of base salary continuation. Our chief executive officer, our other executive officers and senior vice presidents are also eligible to receive a prorated bonus at the target level for the year of termination, paid in equal installments over the period of base salary continuation. Our chief executive officer will also be entitled to an additional amount equal to any then earned but unpaid performance bonus for the calendar year preceding such termination, if our annual performance bonus plan is amended so that it does not require the chief executive officer’s continued service through the bonus payment date in order to earn such annual performance bonus, such that this provision will become applicable.

In the event that an involuntary termination without cause or a resignation for good reason occurs in the period commencing three months prior to and ending 12 months following a change in control, the participant will be entitled to receive a lump sum cash payment (equal to 18 of months base salary for our chief executive officer, 12 months of base salary for our other executive officers, senior vice presidents and certain other executives as designated by our board of directors and nine months of base salary for our vice presidents and all other participants so designated by our board) and a lump such cash payment in respect of such participant’s target annual cash bonus (such payment at 150% of the annual target amount for the chief executive officer, 100% of target for our other executive officers, senior vice presidents and other executives as designated by our board of directors or 75% of target for our vice presidents and all other participants so designated by our board). In addition, each such participant with a qualifying change in control termination is also eligible for payment of continued group health plan premiums for a period of time equal to the number of months of base salary severance that is paid in a lump sum as specified above. Also, in the event of a change in control termination, the unvested portion of any equity awards granted to any participant will fully vest and become exercisable at the later of such participant’s execution of a release or the effective date of such change in control. All such severance benefits are subject to the participant signing a general release of all known and unknown claims in substantially the form provided in the Severance Plan, as well as the participant’s compliance with certain post-termination restrictive covenants.

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

Types of Awards. Our 2021 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based awards, and other awards, or collectively, awards. ISOs may be granted only to our employees, including our officers, and the employees of our affiliates. All other awards may be granted to our employees, including our officers, our non-employee directors and consultants and the employees and consultants of our affiliates.

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

The performance goals may be based on any measure of performance selected by the board of directors. The compensation committee may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the compensation committee will appropriately make adjustments in the method of calculating the attainment of the performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Awards. The administrator may grant other awards based in whole, or in part by reference to common stock. The administrator will set the number of shares under the award and all other terms and conditions of such awards.

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

In the event of a corporate transaction, outstanding stock awards may be assumed, continued, or substituted for similar stock awards by the surviving or acquiring corporation. If any surviving or acquiring corporation fails to assume, continue, or substitute such stock awards, the vesting of stock awards held by participants whose continuous service has not terminated will be accelerated in full to a date prior to the corporate transaction as determined by the plan administrator. All stock awards not assumed, continued, or substituted for similar stock awards by the surviving or acquiring corporation will terminate upon the corporate transaction. In addition, the plan administrator may also provide, in its sole discretion, that the holder of a stock award that will terminate upon the occurrence of a corporate transaction will receive a payment, if any, equal to the excess of the value of the property the participant would have received upon exercise of the stock award over the exercise price otherwise payable in connection with the stock award.

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

Acquisitions or Other Combinations of the Company. Our 2015 Plan provides that if we are subject to an acquisition or other combination, as such terms are defined under our 2015 Plan, outstanding awards will be subject to the treatment specified in the transaction agreement. Under the 2015 Plan, an acquisition is generally (1) a sale or other disposition of all or substantially all of our assets, (2) a sale or other disposition of at least 50% of our outstanding voting securities by our stockholders, or (3) a merger, consolidation or similar transaction following which our stockholders do not own at least 50% of the surviving entity. Under the 2015 Plan, another combination is generally (1) a consolidation or merger involving us where we are not the surviving corporation or (2) our conversion into another form of entity; provided, in each case, that such transaction is not also an acquisition.

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

Plan Administration. Our board, or a duly authorized committee thereof, will administer our ESPP. Our board has delegated concurrent authority to administer our ESPP to the compensation committee under the terms of the compensation committee’s charter. The ESPP is implemented through a series of offerings with specific terms approved by the administrator and under which eligible employees are granted purchase rights to purchase shares of common stock on specified dates during such offerings. Under the ESPP, we may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of common stock will be purchased for our eligible employees participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

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

Our amended and restated certificate of incorporation authorizes us to indemnify our directors, officers, employees, and other agents to the fullest extent permitted by Delaware law. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that the amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

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

Non-Employee Director Compensation

Prior to the adoption of the Non-Employee Director Compensation Policy in February 2021 described below, we provided equity-based compensation to our non-employee directors who are not affiliated with our investors for the time and effort necessary to serve as a member of our board of directors. In addition, all of our independent directors were entitled to reimbursement of direct expenses incurred in connection with attending meetings of the board or committees thereof.

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2021. Randall C. Schatzman, Ph.D., our Chief Executive Officer, is also a member of our board of directors, but did not receive any additional compensation for his service as a director. Dr. Schatzman’s compensation as an executive officer is set forth in “Executive Compensation-Summary Compensation Table.”

	Fees Earned
	or Paid in	Option
Name	Cash	Awards(1)(2)	Total
Edgar G. Engleman, M.D.(3)	$31,582	$—	$31,582
James I. Healy, M.D., Ph.D.	38,801	—	38,801
Ashish Khanna, Ph.D.(4)	40,538	—	40,538
Kathleen LaPorte	45,117	—	45,117
Frank D. Lee(5)	5,380	251,019	256,399
Richard A Miller, M.D.	39,703	—	39,703
Peter Moldt, Ph.D.(6)	—	—	—
Brian O’Callaghan(5)	6,420	251,019	257,439
Nicole Onetto, M.D.(7)	1,712	116,733	118,445
Mahendra G. Shah, Ph.D.	41,959	—	41,959

_____

(1)
The amounts reported in this column do not reflect dollar amounts actually received by the non-employee director. Instead, the amounts reflect the aggregate grant date fair value of the stock options granted to the non-employee directors during 2021 under our 2021 Equity Incentive Plan, computed in accordance with ASC 718. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the non-employee directors upon the exercise of the stock options or any sale of the underlying shares of common stock.
(2)
As of December 31, 2021, our non-employee directors held the following option awards:

Name	Number of Option Awards
Edgar G. Engleman, M.D.	—
James I. Healy, M.D., Ph.D.	—
Ashish Khanna, Ph.D.	—
Kathleen LaPorte	27,857
Frank D. Lee	27,860
Richard A Miller, M.D.	44,836
Peter Moldt, Ph.D.	—
Brian O’Callaghan	27,860
Nicole Onetto, M.D.	27,860
Mahendra G. Shah, Ph.D.	—
(3)
In 2021, Drs. Engleman and Shah’s director compensation was paid to Vivo Capital VIII, LLC (“Vivo GP”). Dr. Engleman is a voting member of Vivo GP and Dr. Shah is a managing member of Vivo PANDA, LLC, as described in the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section.
(4)
Dr. Khanna resigned as a member of our board of directors in December 2021.
(5)
Messrs. Lee and O’Callaghan became a member of our board of directors in November 2021 and each received initial equity awards of options to purchase 27,860 shares of the Company’s common stock at an exercise price of $9.01 per share. The options will vest in 36 equal monthly installments.
(6)
Dr. Moldt resigned as a member of our board of directors in November 2021.
(7)
Dr. Onetto became a member of our board of directors in December 2021 and received initial equity awards of options to purchase 27,860 shares of the Company’s common stock at an exercise price of $4.19 per share. The options will vest in 36 equal monthly installments.

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

The chairperson of our board of directors is entitled to a cash retainer of $65,000 in lieu of the annual retainer received by other non-employee directors.

The chairperson and members of the following three committees of our board of directors are entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$15,000	$7,500
Compensation Committee	10,000	5,000
Nominating and Corporate Governance Committee	8,000	4,000

All annual cash retainers are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, prorated based on the number of days served in the applicable fiscal quarter, provided that for the fiscal quarter which includes the closing date of our initial public offering, the cash compensation amounts will be prorated based on the number of days served in such fiscal quarter commencing on the closing date of our initial public offering.

Each new non-employee director who joins our board of directors will receive an option to purchase 50,000 shares of our common stock under our 2021 Equity Incentive Plan. The shares subject to this option will vest on a monthly basis over 36 months commencing on the grant date, subject to the non-employee director’s continuous service with us on each applicable vesting date. Such newly joining director will also receive a prorated initial annual option grant consisting of an option to purchase a number of shares of our common stock determined by multiplying 50,000 by the percentage obtained by dividing the number of calendar days from the date such new director joins us to the date of the next scheduled annual stockholder meeting by the total number of calendar days scheduled to follow the date of the last annual stockholder meeting through the date of the next annual stockholder meeting. Such prorated initial annual option will vest in full on the date immediately preceding the date of next annual stockholder meeting, subject to the non-employee director’s continuous service through such vesting date.

On the date of each annual meeting of our stockholders, each continuing non-employee director will receive an option to purchase 25,000 shares of our common stock under the 2021 Equity Incentive Plan, vesting on the earlier of the one-year anniversary of the grant date or the date immediately prior to the next annual stockholder meeting date, subject to the non-employee director’s continuous service with us on the applicable vesting date.

The exercise price per share of each stock option granted under the non-employee director compensation policy will be the closing price of our common stock as reported by Nasdaq on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us. Each stock option and other equity award granted to our non-employee directors is also entitled to immediate vesting acceleration upon a change in control if the non-employee director remains in our continued services through the date of such change in control.

Each non-employee director is subject to an annual director compensation limit. In any one-year period measured as commencing on the date of each annual meeting of stockholders that is held following the closing of our initial public offering and ending on the day immediately prior to the date of the subsequent annual meeting of stockholders, the aggregate value of all compensation granted or paid to each non-employee director may not exceed (i) $1,000,000 in total value or (ii) in the event such non-employee director is first appointed or elected during such annual period, $1,500,000 in total value, in each case calculating the value of any equity awards based on the grant date fair market value for financial reporting purposes.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2022, for:

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

Applicable percentage ownership is based on 37,426,771 shares of common stock outstanding as of March 1, 2022. In computing the number of shares beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares subject to options and warrants held by the person that are currently exercisable, or exercisable within 60 days of March 1, 2022. However, except as described above, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

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

	Shares Beneficially
	Owned
Name of Beneficial Owner	Shares	%
Principal Stockholders
Novo Holdings A/S(1)	4,503,991	11.2%
Entities affiliated with Vivo Capital(2)	3,871,291	9.6
Entities affiliated with Pivotal bioVenture Partners Fund I, L.P.(3)	3,058,419	7.6
Citadel Multi-Strategy Equities Master Fund Ltd.(4)	2,812,359	7.0
Sofinnova Venture Partners X, L.P.(5)	2,754,437	6.9
Entities affiliated with RA Capital(6)	2,378,325	5.9
Suvretta Capital Management, LLC(7)	2,230,250	5.6
Directors and Executive Officers
Randall C. Schatzman, Ph.D.(8)	1,482,615	3.7
William P. Quinn(9)	288,416	*
David Dornan, Ph.D.(10)	339,632	*
Edith A. Perez, M.D.(11)	294,303	*
Grant Yonehiro(12)	354,168	*
Edgar G. Engleman, M.D.(13)	3,493,285	8.7
James I. Healy, M.D., Ph.D.(5)	2,754,437	6.9
Kathleen LaPorte(14)	13,581	*
Frank D. Lee(15)	3,869	*
Richard A. Miller, M.D.(16)	23,033	*
Brian O’Callaghan(15)	3,869	*
Nicole Onetto, M.D.(17)	3,096	*
Mahendra G. Shah, Ph.D.(18)	1,448,286	3.6
All directors and executive officers as a group (12 persons)(19)	10,162,959	22.9%
_____

*	Represents beneficial ownership of less than 1%.
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

(2)

Consists of: (i) 1,997,216 shares of common stock held directly by Vivo Capital Fund VIII, L.P., of which Vivo Capital VIII, LLC (“Vivo GP”) is the general partner; (ii) 275,789 shares of common stock held directly by Vivo Capital Surplus Fund VIII, L.P., of which Vivo GP is the general partner; (iii) 1,448,286 shares of common stock held directly by Vivo PANDA Fund, L.P. (“Vivo PANDA LP”), of which Vivo PANDA, LLC (“Vivo PANDA GP”) is the general partner; and (iv) 150,000 shares of common stock held directly by Vivo Opportunity Fund, L.P. (“Vivo Opportunity LP”), of which Vivo Opportunity, LLC (“Vivo Opportunity GP”) is the general partner. The voting members of Vivo GP are Frank Kung, Edgar Engleman and Shan Fu. Dr. Engleman is a member of our board of directors. Mahendra G. Shah, Ph.D., one of our directors, is a managing member of Vivo PANDA GP. The principal business address of Vivo Capital is 192 Lytton Avenue, Palo Alto, California 94301.

(3)

Consists of (i) 1,891,467 shares of common stock held directly by Pivotal bioVenture Partners Fund I G.P., L.P. (“Pivotal GP”); (ii) 1,066,952 shares of common stock held directly by NFLS Beta Limited (“NFLS”); and (iii) 100,000 shares of common stock held directly by Permwell Management Limited (“Permwell”). Pivotal GP is the general partner of Pivotal bioVenture Partners Fund I, L.P. (“Pivotal”), and Pivotal bioVenture Partners Fund I U.G.P. Ltd. (the “Ultimate General Partner”) is the general partner of Pivotal GP. Ultimate General Partner is wholly-owned by Pivotal Partners Ltd (“Pivotal Partners”). Pivotal Partners is wholly-owned by Pivotal Life Sciences Holdings Limited (“Pivotal Life Sciences,” and together with Pivotal, Pivotal GP, Ultimate General Partner, and Pivotal Partners, the “Pivotal Entities”). Pivotal Life Sciences is wholly owned by Nan Fung Life Sciences Holdings Limited (“Nan Fung Life Sciences”), and Nan Fung Life Sciences is wholly-owned by NF Investment Holdings Limited (“NFIHL”), which is wholly owned by Nan Fung Group Holdings Limited (“NFGHL”). Permwell is wholly-owned by NFIHL. NFLS is wholly-owned by NFLS Platform Holdings Limited (“NFLS Platform”), which is wholly-owned by Nan Fung Life Sciences. The members of the Executive Committee of NFGHL make investment decisions with respect to the securities of the Issuer held by Pivotal, Permwell, and NFLS. Mr. Kam Chung Leung, Mr. Frank Kai Shui Seto, Mr. Vincent Sai Sing Cheung, Mr. Pui Kuen Cheung, Mr. Kin Ho Kwok, Ms. Vanessa Tih Lin Cheung, Mr. Meng Gao and Mr. Chun Wai Nelson Tang are the members of the Executive Committee of NFGHL. The address of the principal business office of each of the Pivotal Entities is 501 Second Street, Suite 200, San Francisco, California 94107. The principal business address of NFGHL and Permwell is 23rd Floor, Nan Fung Tower, 88 Connaught Road Central and 173 Des Voeux Road Central, Central, Hong Kong. The registered office address of NFIHL is Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Island.

(4)

Based on the Schedule 13F filing on February 14, 2022, reporting beneficial ownership as of December 31, 2021. The Schedule 13F provides information only as of December 31, 2021, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2021 and March 1, 2021. Citadel Advisors LLC, or Citadel Advisors, acts as the portfolio manager of Citadel Multi-Strategy Equities Master Fund Ltd., or Citadel. Citadel Advisors Holdings LP, or CAH, is the sole member of Citadel Advisors, and Citadel GP LLC, or CGP, is the general partner of CAH. Kenneth Griffin owns a controlling interest in CGP and may be deemed to share voting and dispositive power over shares held by Citadel. The address for this entity is c/o Citadel Advisors, 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(5)

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

(6)

Based on the Schedule 13F filing on February 14, 2022, reporting beneficial ownership as of December 31, 2021. The Schedule 13F provides information only as of December 31, 2021, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2021 and March 1, 2021. Consists of: (i) 1,919,824 shares of common stock held directly by RA Capital Healthcare Fund, L.P.("Fund"); and (ii) 458,501 shares of common stock held directly by RA Capital Nexus Fund, L.P. ("Nexus Fund"). RA Capital Healthcare Fund GP, LLC is the general partner of the Fund and RA Capital Nexus Fund GP, LLC is the general partner of the Nexus Fund. The general partner of RA Capital Management, L.P. (“RA Capital”) is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the Fund and the Nexus Fund and may be deemed a beneficial owner, for purposes of Section 13(d) of the Securities Exchange Act of 1934 (the “Act”), of any securities of the Issuer held by the Fund and the Nexus Fund. The Fund and the Nexus Fund have delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in the Fund’s and the Nexus Fund’s portfolios, including the shares of the Issuer’s Common Stock reported herein. As managers of RA Capital, Peter Kolchinsky and Rajeev Shah disclaim beneficial ownership of the securities reported. The address of the entities listed above is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116.

(7)

Based on the Schedule 13F filing on February 14, 2022, reporting beneficial ownership as of December 31, 2021. The Schedule 13F provides information only as of December 31, 2021, and, consequently, the beneficial ownership of the above-mentioned reporting person may have changed between December 31, 2021 and March 1, 2021. Averill Master fund, Ltd. (“Averill Fund”), Survetta Capital Management, LLC (“Survetta Capital”) and Aaron Cowen hold shared voting power and shared dispositive power. The address of Averill Fund is P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. The address of Survetta Capital and Aaron Cowen is 540 Madison Avenue, 7th Floor, New York, New York 10022. Based on information set forth in a Schedule 13G filed with the SEC on March 29, 2021.

(8)	Consists of: (i) 2,859 shares of common stock held directly; and (ii) 1,479,756 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(9)	Consists of: (i) 20,154 shares of common stock held directly; and (ii) 268,262 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.

(10)

Consists of: (i) 1,347 shares of common stock held directly; and (ii) 338,285 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022. In March 2022, Dr. Dornan resigned as our Chief Scientific Officer, effective March 11, 2022.

(11)

Consists of: (i) 37,042 shares of common stock held directly; and (ii) 257,261 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.Consists of 213,392 shares issuable pursuant to stock options exercisable within 60 days of April 14, 2022.

(12)	Consists of: (i) 1,418 shares of common stock held directly; and (ii) 252,750 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(13)

Consists of: (i) 577,425 shares of common stock held directly by the Engleman Family Trust; (ii) 321,428 shares of common stock held directly by the Erik Nathan Engleman Irrevocable Trust dated December 6, 2012; (iii) 321,427 shares of common stock held directly by the Jason Engleman Irrevocable GST Trust dated December 06, 2012; (iv) 1,997,216 shares of common stock held directly by Vivo Capital Fund VIII, L.P.; and (v) 275,789 shares of common stock held directly by Vivo Capital Surplus Fund VIII, L.P. Dr. Engleman is trustee of the Engleman Family Trust. Dr. Engleman’s spouse is the trustee of the Erik Nathan Engleman Irrevocable Trust and the Jason Engleman Irrevocable GST Trust. Vivo GP is the general partner of both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. The voting members of Vivo GP are Frank Kung, Edgar Engleman and Shan Fu and may be deemed to have shared voting and dispositive power over the shares owned by both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P.

(14)	Consists of: (i) 1,200 shares of common stock held directly; and (ii) 12,381 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(15)	Consists of 3,869 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(16)	Consists of: (i) 15,602 shares of common stock held directly; and (ii) 7,431 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(17)	Consists of 3,096 shares issuable pursuant to stock options exercisable within 60 days of March 1, 2022.
(18)

Consists of 1,448,286 shares of common stock held directly by Vivo PANDA LP. Dr. Shah is a managing member of Vivo PANDA GP and has shared voting and dispositive power over the shares owned by Vivo PANDA LP. Dr. Shah disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein.

(19)

Consists of: (i) 7,774,284 shares of common stock directly or indirectly held by all current executive officers and directors as a group; and (ii) 2,388,675 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows certain information with respect to all of our equity compensation plans in effect as of December 31, 2021.

Number of
securities
remaining
available for
issuance under
	Number of		equity
	securities to be	Weighted-	compensation
	issued upon	average	plans
	exercise of	exercise price	(excluding
	outstanding	of outstanding	securities
	stock options	stock options	reflected
Plan Category	and rights (a)	(b)(1)	in column (a))
Equity compensation plans approved by stockholders(2)	5,959,116	$7.72	2,729,275
Equity compensation plans not approved by stockholders	—	—	—

Total	5,959,116	$7.72	2,729,275

(1)
The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of restricted stock units (RSUs), since RSUs have no exercise price.
(2)
The equity compensation plans approved by security holders are described in Note 10 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021. Includes 336,000 shares of common stock subject to outstanding RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Policy and Procedures

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

Certain Related Person Transactions

The following is a summary of transactions since January 1, 2021, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation.”

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

The following table summarizes the Series C-2 preferred stock purchased by holders of more than five percent of our capital stock and their affiliated entities and our directors since January 1, 2021. None of our executive officers purchased shares of preferred stock.

	Series C-2
	Preferred	Aggregate
Name of Stockholder	Stock	Purchase Price
Novo Holdings A/S	458,337	$24,137,511
Entities affiliated with Vivo Capital(1)	393,286	22,353,535
Sofinnova Venture Partners X, L.P.(2)	1,200,228	19,999,999
Citadel Multi-Strategy Equities Master Fund Ltd.	900,171	14,999,999
Entities affiliated with RA Capital Management(3)	900,169	14,999,999
Nan Fung Group Holdings Limited	183,320	13,054,761

_____

(1)

Includes shares of preferred stock and warrants to purchase common stock purchased by (a) Vivo Capital Fund VIII, L.P., (b) Vivo Capital Surplus Fund VIII, L.P. and (c) Vivo PANDA Fund, L.P., or Vivo PANDA LP. Dr. Engleman, a member of our board of directors, is a founding member of Vivo Capital Fund. Mahendra G. Shah, Ph.D., one of our directors, is a managing director of Vivo PANDA GP.

(2)	Dr. Healy, a member of our board of directors, is a General Partner of Sofinnova Investments.
(3)	Includes shares of preferred stock purchased by (a) RA Capital Healthcare Fund, L.P., (b) RA Capital Nexus Fund, L.P. and (c) Blackwell Partners LLC-Series A.

Upon the closing of our initial public offering in February 2021, each share of preferred stock was converted into one share of common stock. For a description of the material rights and privileges of the preferred stock, see Note 8 to our audited financial statements in this Annual Report on Form 10-K for the year ended December 31, 2021.

Investor Rights Agreement

In June 2020, we entered into an amended and restated investor rights agreement, or IRA, with certain holders of our capital stock, including entities affiliated with Citadel Multi-Strategy Equities Master Fund Ltd., Novo Holdings A/S, Pivotal bioVenture Partners LLC, entities affiliated with RA Capital Management, Sofinnova Investments, Inc. and Vivo Capital and including certain members of, and affiliates of, our directors. The IRA provides certain holders of our common stock issued upon conversion of our preferred stock with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. Dr. Healy, a member of our board of directors, is affiliated with Sofinnova Investments, Inc. Dr. Engleman and Dr. Shah, members of our board of directors, are both affiliated with Vivo Capital. The IRA also provides these stockholders with information rights, which terminated upon the closing of our initial public offering, and a right of first refusal with regard to certain issuances of our capital stock, which did not apply to, and terminated upon, the closing of our initial public offering.

Relationship with Stanford University

In May 2015, we entered into a license agreement with Stanford, pursuant to which Stanford was issued 37,551 shares of our common stock and two co-inventors were issued an aggregate of 14,850 shares of our common stock in September 2016. In June 2018, we entered into a second license agreement with Stanford covering two additional inventions. During 2021, we made payments to Stanford of $120,764 for annual license fees and patent expense reimbursement.

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

Employment Arrangements

We have entered into employment agreements and offer letters with certain of our executive officers. For more information regarding these agreements with our executive officers, see “Item 11. Executive Compensation-Employment Arrangements.”

Equity Grants

We have granted options to certain of our directors and executive officers. For more information regarding the options granted to our directors and named executive officers, see “Item 11. Executive Compensation.”

Indemnification

We provide indemnification for our directors and officers so that they will be free from undue concern about personal liability in connection with their service to the Company. Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provides that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board.

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

Item 14. Principal Accountant Fees and Services.

Audit and All Other Fees

The following table presents fees for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for 2021 and 2020 in the following categories:

	December 31,
	2021	2020
Audit fees(1)	$1,625,000	$1,300,000
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	6,000	—
Total fees	$1,631,000	$1,300,000

_____

(1)
Audit fees consist of fees professional services rendered for the annual audit of our financial statements, the review of our interim financial statements, and comfort letters, consents and assistance with and review of documents filed with the SEC. For the years ended December 31, 2021 and 2020, the audit fees included professional services rendered for Form S-1 related to our initial public offering.
(2)
Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those fees disclosed above.

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

The audit committee may delegate pre-approval authority to its chairman. The chairman must report any pre-approval decisions to the full audit committee at its next scheduled meeting. The annual audit services, engagement terms, and fees are subject to the specific pre-approval of the audit committee. All services performed and related fees billed by PricewaterhouseCoopers LLP during 2021 and 2020 were pre-approved by the audit committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The financial statements required to be filed by Items 8 and 15(c) of this Annual Report on Form 10-K, and filed herewith, are as follows:

(a)(2) Financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below have been omitted as they are not applicable.

(a)(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

10.1	Amended and Restated Investor Rights Agreement, dated June 26, 2020, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-252136	10.1	1/15/2021

10.2+	2015 Equity Incentive Plan, as amended.	S-1/A	333-252136	10.2	2/1/2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-252136	10.3	1/15/2021

10.4+	2021 Equity Incentive Plan.	S-1/A	333-252136	10.4	2/1/2021

10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.5	2/1/2021

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.6	2/1/2021

10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-252136	10.7	2/1/2021

10.8	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-252136	10.8	1/15/2021

10.9	Form of Warrant to Purchase Common Stock.	S-1	333-252136	10.9	1/15/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10+	Offer of Employment by and between the Registrant and Randall C. Schatzman, dated June 10, 2019.	S-1	333-252136	10.10	1/15/2021

10.11+	Offer Letter by and between the Registrant and William Quinn, dated April 14, 2020.	S-1	333-252136	10.11	1/15/2021

10.12+	Offer Letter by and between the Registrant and David Dornan, dated November 29, 2017.	S-1	333-252136	10.12	1/15/2021

10.13+	Offer Letter by and between the Registrant and Edith Perez, dated March 16, 2020.	S-1	333-252136	10.13	1/15/2021

10.14+	Offer Letter by and between the Registrant and Grant Yonehiro, dated October 26, 2016.	S-1	333-252136	10.14	1/15/2021

10.15+	Severance Agreement by and between the Registrant and Grant Yonehiro, dated January 26, 2017.	S-1	333-252136	10.15	1/15/2021

10.16	Sublease Agreement by and between the Registrant and Armo Biosciences, Inc., dated April 18, 2019.	S-1	333-252136	10.17	1/15/2021

10.17	Consent to Sublease Agreement by and between the Registrant, Armo Biosciences, Inc. and HCP LS Redwood City, LLC, dated June 14, 2019.	S-1	333-252136	10.18	1/15/2021

10.18	Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated August 7, 2020	S-1	333-252136	10.19	1/15/2021

10.19	Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 18, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated August 2, 2016, and Amendment No. 2 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University dated June 25, 2018.	S-1	333-252136	10.20	1/15/2021

10.20	Master Services Agreement by and between the Registrant and Piramal Healthcare UK Ltd, dated June 26, 2018.	S-1	333-252136	10.23	1/15/2021

10.2010.23+	Master Services Agreement by and between the Registrant and Piramal Healthcare UK Ltd, dated June 26, 2018.	S-1	333-252136	10.24	1/15/2021

10.24+	Consulting Agreement by and between the Registrant and David Dornan, Ph.D., dated March 3, 2022.	8-K	001-39988	10.1	3/4/2022

23.124.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.Power of Attorney (see signature page to this Annual Report on Form 10-K).					XX

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan, contract or arrangement.
*

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

Date: March 30, 2022	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
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

Signature	Title	Date

/s/ Randall C. Schatzman, Ph.D. Randall C. Schatzman, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ William P. Quinn William P. Quinn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2022

/s/ Edgar G. Engleman, M.D. Edgar G. Engleman, M.D	Director	March 30, 2022

/s/ James I. Healy, M.D James I. Healy, M.D.	Director	March 30, 2022

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 30, 2022

/s/ Frank D. Lee Frank D. Lee	Director	March 30, 2022

/s/ Richard A. Miller, M.D. Richard A. Miller, M.D.	Director	March 30, 2022

/s/ Brian O’Callaghan Brian O’Callaghan	Director	March 30, 2022

/s/ Nicole Onetto, M.D. Nicole Onetto, M.D.	Director	March 30, 2022

/s/ Mahendra G. Shah, Ph.D. Mahendra G. Shah, Ph.D.	Director	March 30, 2022