Form 10-Q
period 2022-03-31
Bolt Biotherapeutics, Inc.
filed 2022-05-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 37,471,669 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$44,021	$27,383
Short-term investments	146,880	158,836
Prepaid expenses and other current assets	5,187	2,941
Total current assets	196,088	189,160
Property and equipment, net	6,637	6,158
Operating lease right-of-use assets	23,274	24,445
Restricted cash	1,565	1,565
Long-term investments	54,313	85,348
Other assets	916	1,042
Total assets	$282,793	$307,718
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,446	$3,574
Accrued expenses and other current liabilities	9,351	12,384
Deferred revenue	3,448	2,869
Operating lease liabilities	2,061	2,501
Total current liabilities	19,306	21,328
Operating lease liabilities, net of current portion	21,312	21,854
Deferred revenue, non-current	13,577	14,207
Other long-term liabilities	204	210
Total liabilities	54,399	57,599
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at March 31, 2022 and December 31, 2021; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 37,471,312 and 37,399,694 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	460,458	457,430
Accumulated other comprehensive loss	(1,396)	(321)
Accumulated deficit	(230,668)	(206,990)
Total stockholders' equity:	228,394	250,119
Total liabilities, convertible preferred stock, and stockholders' equity	$282,793	$307,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$813	$—
Operating expenses:
Research and development	18,385	14,127
General and administrative	6,304	4,299
Total operating expense	24,689	18,426
Loss from operations	(23,876)	(18,426)
Other income (expense), net
Interest income, net	198	56
Change in fair value of preferred stock right liability	—	(6,084)
Total other income (expense), net	198	(6,028)
Net loss	(23,678)	(24,454)
Net unrealized loss on marketable securities	(1,075)	(64)
Comprehensive loss	$(24,753)	$(24,518)
Net loss per share, basic and diluted	$(0.64)	$(1.14)
Weighted-average shares outstanding, basic and diluted	37,127,876	21,498,306

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2022
						Accumulated
					Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Vesting of restricted stock units	—	—	25,834	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	45,784	—	107	—	—	107
Vesting of early exercised options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,919	—	—	2,919
Unrealized loss on available-for-sale investments	—	—	—	—	—	(1,075)	—	(1,075)
Net loss	—	—	—	—	—	—	(23,678)	(23,678)
Balance at March 31, 2022	—	$—	37,471,312	$—	$460,458	$(1,396)	$(230,668)	$228,394

	Three Months Ended March 31, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of common stock warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	50,770	—	129	—	—	129
Vesting of early exercised options and restricted stock awards	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	2,109	—	—	2,109
Unrealized gain on available-for-sale investments	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(24,454)	(24,454)
Balance at March 31, 2021	—	$—	36,331,846	$—	$436,165	$(64)	$(132,853)	$303,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,678)	$(24,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	272
Stock-based compensation expense	2,919	2,109
Accretion of premium/discount on marketable securities	466	271
Change in fair value of convertible preferred stock purchase rights liabilities	—	6,084
Non-cash lease expense	1,171	530
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,120)	(1,351)
Accounts payable and accrued expenses	(2,392)	(88)
Operating lease liabilities	(982)	66
Deferred revenue	(51)	—
Other long-term liabilities	(4)	2
Net cash used in operating activities	(24,314)	(16,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(605)	(58)
Purchases of marketable securities	(76,084)	(198,069)
Maturities of marketable securities	117,534	7,606
Net cash provided by (used in) investing activities	40,845	(190,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance cost	—	51,902
Proceeds from initial public offering, net of issuance cost	—	244,988
Proceeds from issuance of common stock	107	129
Net cash provided by financing activities	107	297,019
Net increase in cash	16,638	89,939
Cash, cash equivalents and restricted cash at beginning of year	28,948	7,107
Cash, cash equivalents and restricted cash at end of period	$45,586	$97,046
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$44,021	$95,481
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$45,586	$97,046
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$2	$10
Purchases of property and equipment included in accounts payable and accrued liabilities	$231	$37
Deferred offering costs in accounts payable and accrued liabilities	$64	$672

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. Certain reclassifications on the condensed statement of cash flows have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its product candidates, ability to raise additional capital, development of new technological innovations by its competitors, delay or inability to obtain chemical or biological intermediates from such suppliers required for the synthesis of the Company’s product candidates, including due to the impact of the ongoing COVID-19 pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights, and regulatory clearance and market acceptance of the Company’s products.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of March 31, 2022 and December 31, 2021, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted primarily of bank deposits and money market funds, which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of March 31, 2022 and December 31, 2021, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases that expire in 2025 and 2031 (see Note 7).

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2022 that are of significance to the Company’s financial position or results of operations.

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

During the three months ended March 31, 2022, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three months ended March 31, 2022 or 2021.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,067	$—	$(96)	$18,971
U.S. treasury securities	84,988	1	(693)	84,296
Other government agency securities	5,054	—	(70)	4,984
Commercial paper	30,914	—	—	30,914
Corporate debt securities	62,560	1	(539)	62,022
Total	$202,583	$2	$(1,398)	$201,187

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$34,058	$—	$(18)	$34,040
U.S. treasury securities	39,985	—	(171)	39,814
Other government agency securities	5,068	—	(22)	5,046
Commercial paper	64,956	—	—	64,956
Corporate debt securities	100,438	12	(122)	100,328
Total	$244,505	$12	$(333)	$244,184

At March 31, 2022 and December 31, 2021, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$41,750	$41,750	$—	$—
Asset-backed securities	18,971	—	18,971	—
U.S. treasury securities	84,296	84,296	—	—
Other government agency securities	4,984	—	4,984	—
Commercial paper	30,914	—	30,914	—
Corporate debt securities	62,022	—	62,022	—
Total	$242,937	$126,046	$116,891	$—

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$22,917	$22,917	$—	$—
Asset-backed securities	34,040	—	34,040	—
U.S. treasury securities	39,814	39,814	—	—
Other government agency securities	5,046	—	5,046	—
Commercial paper	64,956	—	64,956	—
Corporate debt securities	100,328	—	100,328	—
Total	$267,101	$62,731	$204,370	$—

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015 and June 2018, the Company entered into license agreements (as amended, the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$8,703	$7,889
Office equipment	358	369
Leasehold improvements	183	145
Total property and equipment	9,244	8,403
Less accumulated depreciation and amortization	(2,607)	(2,245)
Total	$6,637	$6,158

Depreciation expense related to property and equipment was $0.4 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development	$5,023	$6,300
Accrued compensation	2,370	4,886
Accrued other	1,958	1,198
Total	$9,351	$12,384

6. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Agreement”) with Toray Industries, Inc. (“Toray”) to jointly develop and commercialize a Boltbody™ immune-stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 717,514 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s initial public offering ("IPO"), all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2022 and December 31, 2021, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in long-term liabilities on the balance sheet due to the ongoing reevaluation of the research plan by both parties. The outcome of this reevaluation may impact the scope and timing of such services.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $5.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2022, receivables of $0.3 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2022, contract liabilities totaling $10.2 million were recorded in deferred revenue with $2.5 million in current liabilities and $7.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2021	$10,574
Addition—amount billed for research and development services	262
Revenue recognized	(630)
Balance at March 31, 2022	$10,206

The Company recorded $0.6 million in revenue earned during the three months ended March 31, 2022, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”) which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. As of March 31, 2022, both options remain fully outstanding and will expire on May 25, 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $34.6 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2022, contract liabilities totaling $5.0 million were recorded in deferred revenue with $0.6 million in current liabilities and $4.4 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2021	$5,000
Addition—amount billed for research and development services	137
Revenue recognized	(183)
Balance at March 31, 2022	$4,954

The Company recorded $0.2 million in revenue earned during the three months ended March 31, 2022, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payments, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

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

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consists of 45,690 square feet of additional office, laboratory and vivarium space and includes an extension of 25,956 square feet under an existing lease. The Chesapeake Master Lease has an initial term of ten years from the Commencement Date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which is paid directly by the landlord to various vendors. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which is subleased as further described below. The remaining 35,690 square feet of additional office, laboratory and vivarium space commenced in June 2021 and the extension of the 25,956 square feet under an existing lease is expected to commence in 2025.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and will expire on July 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and will expire on July 31, 2023. Rent for both subleases are subject to scheduled annual increases and the subtenants are responsible for certain operating expenses and taxes throughout the term under the sublease agreements. The subtenants have no option to extend the sublease term. Sublease income under the two sublease agreements for the three months ended March 31, 2022 and 2021, was approximately $0.2 million and $0.1 million, respectively.

At March 31, 2022 and December 31, 2021, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2022 were 8.0 years and 11.0%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021 were 8.0 years and 10.7%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Total operating lease cost	$1,134	$664

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$1,185	$172

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2022 (in thousands):

	Operating Leases	Sublease Income
2022	$3,362	$725
2023	4,612	403
2024	4,772	—
2025	4,227	—
2026	3,371	—
Thereafter	16,338	—
Total minimum lease payments/sublease income	36,682	1,128
Less imputed interest	(13,309)	—
Total	$23,373	$1,128

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At March 31, 2022, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of March 31, 2022, no shares of the Company's common stock were sold under this ATM.

9. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of January 1 of each calendar year that commences after the 2021 Plan becomes effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,869,984 shares on January 1, 2022.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year that commences after the ESPP becomes effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 373,996 shares on January 1, 2022. No shares were issued under the 2021 ESPP during the three months ended March 31, 2022 and 2021.

Performance and Service Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

Restricted Stock Units

In December 2021, the Company issued 336,000 restricted stock units under the 2021 Plan at a grant date fair value of $4.51 per share. These restricted stock units vest in equal quarterly installments over three years, subject to the employee's continued employment with, or services to, the Company on each vesting date. Each restricted stock unit represents the right to receive one share of the Company's common stock when and if the applicable vesting conditions are satisfied.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,341	$1,020
General and administrative	1,578	1,089
Total	$2,919	$2,109

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(23,678)	$(24,454)
Denominator:
Weighted average common shares outstanding	37,433,685	21,507,171
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(305,809)	(44,952)
Weighted average warrants to purchase common stock	—	36,087
Weighted average common shares outstanding - basic and diluted	37,127,876	21,498,306
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(1.14)

Potentially dilutive shares to be issued under the ESPP as of March 31, 2022 and 2021 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2022	2021
Common stock options issued and outstanding	7,284,154	5,003,518
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	263,559	42,822
Total	7,547,713	5,046,340

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
•
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and
•
regulatory developments in the United States and foreign countries, with respect to our product candidates.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

We have common law trademark rights in the unregistered marks “Bolt Biotherapeutics, Inc.,” “Boltbody,” and the Bolt Biotherapeutics logo in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are pioneering a new class of immuno-oncology agents that combine the targeting precision of antibodies with the power of both the innate and adaptive immune systems. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. Preclinical data demonstrate that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our BDC-1001 program, currently in a Phase 1/2 clinical trial, and our BDC-2034 program, expected to enter the clinic later in 2022, both come from the Boltbody ISAC platform. Our expertise in myeloid cell biology also forms the foundation for additional, innovative ways to target the immune activation that complement our Boltbody ISAC platform. An example of this approach is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment by targeting cell-surface receptors on macrophages. Dectin-2 agonism results in these tumor-associated macrophages (TAMs) changing to the tumor-destructive M1 phenotype, away from the M2 phenotype that suppresses immune responses and supports tumor growth.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates, and conducting preclinical studies and early clinical trials. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions, and other offering expenses.

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

We have incurred operating losses since our inception. Our net losses were $23.7 million and $24.5 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $230.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Impact of the COVID-19 Pandemic

Our business has been, and is expected to continue to be, impacted by the ongoing COVID-19 pandemic and resulting economic consequences wherever we have clinical trial sites or other business operations. In addition, the COVID-19 pandemic has caused, and could continue to cause significant disruption in the operations of contract development and manufacturing organizations, or CDMOs, contract research organizations, or CROs, and other third parties upon whom we rely. Many geographic regions have imposed restrictions to control the spread of COVID-19. Our headquarters are located in the San Francisco Bay Area and our CDMOs are located in the United States, Taiwan, South Korea, and the United Kingdom. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of March 31, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, we cannot predict the potential future impacts of COVID-19 on us and third parties with whom we conduct business. These impacts will depend on future developments that are highly uncertain and cannot be predicted at this time. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray for compensation based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray. The research plan is currently being reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of our performance obligation to Toray.

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

Research and development expenses include:

•
costs related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to third-party CDMOs;
•
salaries, payroll taxes, employee benefits and stock-based compensation charges for those individuals involved in research and development efforts;
•
external research and development expenses, including lab materials and supplies and payments to CROs, investigative sites, and consultants to conduct our clinical trials and preclinical and non-clinical studies; and
•
facilities and other allocated expenses which include direct and allocated expenses for rent, insurance and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through March 31, 2022, the vast majority of our third-party expenses related to the research and development of BDC-1001. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Our future clinical development costs may vary significantly based on factors such as:

•
the number and scope of preclinical and Investigational New Drug Application, or IND, enabling studies;
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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and facility-related costs. In February 2022, we early terminated the lease agreement for our former headquarters facility, which would have expired in January 2023. We received approximately $0.2 million in returned deposits, and extinguished operating lease assets and liabilities of approximately $0.4 million.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	Change
	(Unaudited, in thousands)
Collaboration revenue	$813	$—	$813
Operating expenses:
Research and development	18,385	14,127	4,258
General and administrative	6,304	4,299	2,005
Total operating expenses	24,689	18,426	6,263
Loss from operations	(23,876)	(18,426)	(5,450)
Other income (expense), net:
Interest income, net	198	56	142
Change in fair value of preferred stock purchase right liability	—	(6,084)	6,084
Other income (expense), net	198	(6,028)	6,226
Net income (loss)	$(23,678)	$(24,454)	$776

Collaboration Revenue

Revenue was $0.8 million and nil for the three months ended March 31, 2022 and 2021, respectively. Revenue in 2022 was generated from the services performed under the Genmab Agreement and Innovent Agreement as we fulfill our performance obligations to Genmab and Innovent. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses were $18.4 million and $14.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $4.3 million between the comparable three months periods was due to IND-enabling expenses for BDC-2034 and continued progress in our clinical trial for BDC-1001, including a $1.9 million increase in contract and consulting services, a $1.6 million increase in personnel-related expenses due to an increase in headcount, a $1.1 million increase in facility-related expenses, and a $0.4 million increase in clinical trial expenses, partially offset by a $1.0 million decrease in manufacturing expenses related to timing of batch production of our product candidates.

General and Administrative Expenses

General and administrative expenses were $6.3 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $2.0 million between the comparable three months periods was due to a $1.4 million increase in personnel-related expenses relating to an increase in headcount and a $0.6 million increase in office-related expenses.

Other Income, Net

Interest Income, Net

Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability was nil and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. The balance in 2021 derived from the increase in the fair value of the convertible preferred stock purchase right liability from $25.2 million as of December 31, 2020 to $31.3 million prior to the exercise of the convertible preferred stock purchase right in January 2021. Upon the exercise of the convertible preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the convertible preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2022, we had cash and cash equivalents, restricted cash, and marketable securities of $246.8 million and an accumulated deficit of $230.7 million. Our net losses were $23.7 million and $24.5 million for the three months ended March 31, 2022 and 2021, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity. We believe that our current cash, cash equivalents and marketable securities balances as of March 31, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements, and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations, through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with Cowen and Company, LLC. or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market, or the ATM, offering program. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of March 31, 2022, no shares of our common stock were sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(Unaudited, in thousands)
Net cash provided by (used in)
Operating activities	$(24,314)	$(16,559)
Investing activities	40,845	(190,521)
Financing activities	107	297,019
Net increase in cash, cash equivalents and restricted cash	$16,638	$89,939

Operating Activities

Net cash used in operating activities was $24.3 million and $16.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in operating activities for the three months ended March 31, 2022 was due to our net loss of $23.7 million, adjusted for $4.9 million of non-cash charges and a $5.5 million change in operating assets and liabilities. The non-cash charges were comprised of $2.9 million for stock-based compensation, $1.2 million of non-cash lease-related expense, $0.5 million for accretion of discount on marketable securities, and $0.4 million for depreciation and amortization expense. The change in net operating assets was due to an increase in our prepaid expense and other current assets and decreases in accounts payable and operating lease liabilities. Net cash used in operating activities for the same period in 2021 was due to our net loss of $24.5 million, adjusted for $9.3 million of non-cash charges and a $1.4 million change in operating assets and liabilities. The non-cash charges were comprised of $6.1 million related to the change in fair value of convertible preferred stock purchase right liability, $2.1 million for stock-based compensation, $0.5 million of non-cash lease related expense, $0.3 million for depreciation and amortization expense, and $0.3 million for accretion of discount on marketable securities. The change in net operating assets was due to increases in our prepaid expense and other current assets related to an increase in prepaid insurance.

Investing Activities

Net cash provided by investing activities was $40.8 million for the three months ended March 31, 2022 compared to net cash used in investing activities of $190.5 million for the three months ended March 31, 2021. The net cash provided by investing activities for the three months ended March 31, 2022 was due to $117.5 million maturity of marketable securities, offset by $76.1 million in purchases of marketable securities and $0.6 million in purchases of property and equipment. The net cash used in investing activities for the same period in 2021 was due to $198.1 million purchases of marketable securities offset by $7.6 million in maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million and $297.0 million for the three months ended March 31, 2022 and 2021, respectively. The net cash provided by financing activities for the three months ended March 31, 2022 was due to net proceeds from the issuance of common stock from the exercise of stock options. Net cash provided by financing activities for the same period in 2021 was due to net proceeds of $245.0 million in connection with our IPO that was completed in February 2021, $51.9 million net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, and $0.1 million net proceeds from the issuance of common stock from the exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the issuance date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity or debt financings or other capital sources, including potential collaborations, licenses, the sale of future royalties, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed by us in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on March 30, 2022. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
10.1#	Amended and Restated Supply Agreement between the Registrant and EirGenix, Inc., dated January 25, 2022					X
10.2	Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated March 30, 2022.	S-3	333-263994	1.2	3/30/2022
10.3+	Consulting Agreement, dated March 3, 2022, by and between the Registrant and David Dornan, Ph.D.	8-K	001-39988	10.1	3/4/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Indicates a management contract or compensatory plan, contract or arrangement.

# Portions of this exhibit have been omitted as the Registrant has determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to the Registrant if publicly disclosed.

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

Date: May 12, 2022	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: May 12, 2022

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)