Form 10-Q
period 2022-06-30
Bolt Biotherapeutics, Inc.
filed 2022-08-10
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 37,641,459 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,618	$27,383
Short-term investments	153,717	158,836
Prepaid expenses and other current assets	4,927	2,941
Total current assets	181,262	189,160
Property and equipment, net	6,525	6,158
Operating lease right-of-use assets	22,607	24,445
Restricted cash	1,565	1,565
Long-term investments	47,281	85,348
Other assets	997	1,042
Total assets	$260,237	$307,718
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,362	$3,574
Accrued expenses and other current liabilities	9,607	12,384
Deferred revenue	3,508	2,869
Operating lease liabilities	2,145	2,501
Total current liabilities	18,622	21,328
Operating lease liabilities, net of current portion	20,749	21,854
Deferred revenue, non-current	12,698	14,207
Other long-term liabilities	200	210
Total liabilities	52,269	57,599
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at June 30, 2022 and December 31, 2021; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 37,641,459 and 37,399,694 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	463,103	457,430
Accumulated other comprehensive loss	(1,803)	(321)
Accumulated deficit	(253,332)	(206,990)
Total stockholders' equity:	207,968	250,119
Total liabilities, convertible preferred stock, and stockholders' equity	$260,237	$307,718

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$1,393	$—	$2,206	$—
Operating expenses:
Research and development	18,920	19,707	37,305	33,834
General and administrative	5,532	4,054	11,836	8,353
Total operating expense	24,452	23,761	49,141	42,187
Loss from operations	(23,059)	(23,761)	(46,935)	(42,187)
Other income (expense), net
Interest income, net	395	176	593	232
Change in fair value of preferred stock right liability	—	—	—	(6,084)
Total other income (expense), net	395	176	593	(5,852)
Net loss	(22,664)	(23,585)	(46,342)	(48,039)
Net unrealized (loss) gain on marketable securities	(407)	41	(1,482)	(23)
Comprehensive loss	$(23,071)	$(23,544)	$(47,824)	$(48,062)
Net loss per share, basic and diluted	$(0.61)	$(0.64)	$(1.25)	$(1.65)
Weighted-average shares outstanding, basic and diluted	37,293,557	36,595,112	37,211,174	29,088,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2022
						Accumulated
					Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	—	$—	37,471,312	$—	$460,458	$(1,396)	$(230,668)	$228,394
Vesting of restricted stock units	—	—	20,033	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	136,711	—	224	—	—	224
Issuance of common stock upon exercise of stock options	—	—	13,403	—	28	—	—	28
Vesting of early exercised options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,391	—	—	2,391
Unrealized loss on available-for-sale investments	—	—	—	—	—	(407)	—	(407)
Net loss	—	—	—	—	—	—	(22,664)	(22,664)
Balance at June 30, 2022	—	$—	37,641,459	$—	$463,103	$(1,803)	$(253,332)	$207,968

	Three Months Ended June 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2021	—	$—	36,331,846	$—	$436,165	$(64)	$(132,853)	$303,248
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	29,685	—	420	—	—	420
Issuance of common stock upon exercise of stock options	—	—	8,429	—	23	—	—	23
Vesting of early exercised options	—	—	—	—	88	—	—	88
Stock-based compensation	—	—	—	—	2,023	—	—	2,023
Unrealized gain on available-for-sale investments	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(23,585)	(23,585)
Balance at June 30, 2021	—	$—	37,191,005	$—	$452,357	$(23)	$(156,438)	$295,896

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2022
						Accumulated
					Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	—	$—	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Vesting of restricted stock units	—	—	45,867	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	136,711	—	224	—	—	224
Issuance of common stock upon exercise of stock options	—	—	59,187	—	135	—	—	135
Vesting of early exercised options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	5,310	—	—	5,310
Unrealized loss on available-for-sale investments	—	—	—	—	—	(1,482)	—	(1,482)
Net loss	—	—	—	—	—	—	(46,342)	(46,342)
Balance at June 30, 2022	—	$—	37,641,459	$—	$463,103	$(1,803)	$(253,332)	$207,968

	Six Months Ended June 30, 2021
						Accumulated
	Convertible				Additional	Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	$3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of common stock warrants	—	—	82,603	—	—	—	—	—
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	29,685	—	420			420
Issuance of common stock upon exercise of stock options	—	—	59,199	—	152	—	—	152
Vesting of early exercised options	—	—	—	—	98	—	—	98
Stock-based compensation	—	—	—	—	4,132	—	—	4,132
Unrealized loss on available-for-sale investments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(48,039)	(48,039)
Balance at June 30, 2021	—	$—	37,191,005	$—	$452,357	$(23)	$(156,438)	$295,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,342)	$(48,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	765	528
Stock-based compensation expense	5,310	4,132
Accretion of premium/discount on marketable securities	693	1,011
Change in fair value of convertible preferred stock purchase rights liabilities	—	6,084
Non-cash lease expense	1,838	1,174
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,941)	(632)
Accounts payable and accrued expenses	(3,087)	4,110
Operating lease liabilities	(1,461)	(278)
Deferred revenue	(870)	11,363
Other long-term liabilities	(6)	2
Net cash used in operating activities	(45,101)	(20,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,034)	(761)
Purchases of marketable securities	(107,433)	(247,768)
Maturities of marketable securities	148,444	11,406
Net cash provided by (used in) investing activities	39,977	(237,123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance cost	—	51,902
Proceeds from initial public offering, net of issuance cost	—	244,316
Proceeds from issuance of common stock	359	572
Proceeds from issuance of common stock related to stock purchase agreement	—	13,638
Net cash provided by financing activities	359	310,428
Net (decrease) increase in cash	(4,765)	52,760
Cash, cash equivalents and restricted cash at beginning of year	28,948	7,107
Cash, cash equivalents and restricted cash at end of period	$24,183	$59,867
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$22,618	$58,302
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$24,183	$59,867
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$4	$98
Purchases of property and equipment included in accounts payable and accrued liabilities	$98	$226
Deferred offering costs in accounts payable and accrued liabilities	$102	$—
Right of use assets obtained in exchange for operating lease obligations	$—	$14,884

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business

Bolt Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing novel immuno-oncology agents for the treatment of cancer. The Company’s pipeline candidates are built on the Company’s deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2021 was derived from the audited financial statements as of that date. Certain reclassifications on the condensed statement of cash flows have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of June 30, 2022 and December 31, 2021, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with working capital kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted primarily of bank deposits and money market funds, which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of June 30, 2022 and December 31, 2021, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases that expire in 2025 and 2031 (see Note 7).

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Cash and cash equivalents, restricted cash, marketable debt securities, accounts payable, accrued expenses and other current liabilities are reported at their respective fair values in the Company's condensed balance sheets. The carrying amount of the remaining financial instruments approximate fair value due to their short-term nature. Refer to Note 3 for the methodologies and assumptions used in valuing financial instruments.

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three and six months ended June 30, 2022 that are of significance to the Company’s financial position or results of operations.

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

During the three and six months ended June 30, 2022, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three and six months ended June 30, 2022 or 2021.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$15,782	$—	$(117)	$15,665
U.S. treasury securities	71,990	—	(884)	71,106
Other government agency securities	5,039	—	(85)	4,954
Commercial paper	38,778	—	—	38,778
Corporate debt securities	71,212	—	(717)	70,495
Total	$202,801	$—	$(1,803)	$200,998

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$34,058	$—	$(18)	$34,040
U.S. treasury securities	39,985	—	(171)	39,814
Other government agency securities	5,068	—	(22)	5,046
Commercial paper	64,956	—	—	64,956
Corporate debt securities	100,438	12	(122)	100,328
Total	$244,505	$12	$(333)	$244,184

At June 30, 2022 and December 31, 2021, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	June 30, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$23,245	$23,245	$—	$—
Asset-backed securities	15,665	—	15,665	—
U.S. treasury securities	71,106	71,106	—	—
Other government agency securities	4,954	—	4,954	—
Commercial paper	38,778	—	38,778	—
Corporate debt securities	70,495	—	70,495	—
Total	$224,243	$94,351	$129,892	$—

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$22,917	$22,917	$—	$—
Asset-backed securities	34,040	—	34,040	—
U.S. treasury securities	39,814	39,814	—	—
Other government agency securities	5,046	—	5,046	—
Commercial paper	64,956	—	64,956	—
Corporate debt securities	100,328	—	100,328	—
Total	$267,101	$62,731	$204,370	$—

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

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$8,985	$7,889
Office equipment	358	369
Leasehold improvements	195	145
Total property and equipment	9,538	8,403
Less accumulated depreciation and amortization	(3,013)	(2,245)
Total	$6,525	$6,158

Depreciation expense related to property and equipment was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.5 million for the same periods in 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development	$5,674	$6,300
Accrued compensation	3,027	4,886
Accrued other	906	1,198
Total	$9,607	$12,384

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2022 and December 31, 2021, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in long-term liabilities on the balance sheet due to the ongoing reevaluation of the research plan by both parties. The outcome of this reevaluation may impact the scope and timing of such services.

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

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 821,045 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $6.8 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2022, receivables of $0.4 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2022, contract liabilities totaling $9.7 million were recorded in deferred revenue with $2.8 million in current liabilities and $6.9 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2021	$10,574
Addition—amount billed for research and development services	698
Revenue recognized	(1,591)
Balance at June 30, 2022	$9,681

The Company recorded $1.0 million and $1.6 million in revenue earned during the three and six months ended June 30, 2022, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”) which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. Both options expired unexercised on May 25, 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $34.3 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2022, contract liabilities totaling $4.8 million were recorded in deferred revenue with $0.5 million in current liabilities and $4.3 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2021	$5,000
Addition—amount billed for research and development services	413
Revenue recognized	(614)
Balance at June 30, 2022	$4,799

The Company recorded $0.4 million and $0.6 million in revenue earned during the three and six months ended June 30, 2022, respectively, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payments, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and will expire on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and will expire on July 31, 2023. Rent for both subleases are subject to scheduled annual increases and the subtenants are responsible for certain operating expenses and taxes throughout the term under the sublease agreements. The subtenants have no option to extend the sublease term. Sublease income under the two sublease agreements was approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million for the same periods in 2021.

At June 30, 2022 and December 31, 2021, finance right-of-use leases are used to finance capital equipment such as printers or ozone generators and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2022 were 7.8 years and 11.1%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021 were 8.0 years and 10.7%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating lease cost	$1,041	$902	$2,175	$1,669

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Operating cash flows from operating leases	$2,289	$666

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of June 30, 2022 (in thousands):

	Operating Leases	Sublease Income
2022	$2,258	$397
2023	4,612	403
2024	4,772	—
2025	4,227	—
2026	3,371	—
Thereafter	16,338	—
Total minimum lease payments/sublease income	35,578	800
Less imputed interest	(12,684)	—
Total	$22,894	$800

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancelable by the Company upon delivering the appropriate prior written notice. At June 30, 2022, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2022, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of June 30, 2022, no shares of the Company's common stock have been sold under this ATM.

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 840,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP will automatically increase on January 1 of each calendar year that commences after the ESPP becomes effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 373,996 shares on January 1, 2022. 136,711 total shares were issued under the ESPP during the six months ended June 30, 2022 and 29,685 shares were issued under the ESPP during the same period in 2021.

Performance and Service Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.6 million for the same periods in 2021, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$1,048	$1,077	$2,389	$2,097
General and administrative	1,343	946	2,921	2,035
Total	$2,391	$2,023	$5,310	$4,132

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,664)	$(23,585)	$(46,342)	$(48,039)
Denominator:
Weighted average common shares outstanding	37,517,136	36,617,390	37,475,641	29,104,022
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(223,579)	(22,278)	(264,466)	(33,553)
Weighted average warrants to purchase common stock	—	—	—	17,798
Weighted average common shares outstanding - basic and diluted	37,293,557	36,595,112	37,211,174	29,088,267
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.64)	$(1.25)	$(1.65)

Potentially dilutive shares to be issued under the ESPP as of June 30, 2022 and 2021 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2022	2021
Common stock options issued and outstanding	7,730,190	5,091,714
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	198,833	10,904
Total	7,929,023	5,102,618

SPECIAL Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

•
the duration and impact of the COVID-19 pandemic, or responses to the pandemic, on our business, collaborations, clinical trials or personnel;
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
•
our ability to fund our working capital and obtain future funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates, and expectations regarding the sufficiency of our capital resources; and
•
regulatory developments in the United States and foreign countries, with respect to our product candidates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing novel immuno-oncology agents for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) approach uses immunostimulants to engage and activate myeloid cells, including macrophages and dendritic cells, that directly kill tumor cells via phagocytosis and expose tumor neoantigens to the adaptive immune system. This leads to recruitment of cytotoxic T cells and additional tumor-killing myeloid cells thereby converting immunologically “cold” tumors to “hot” tumors. Preclinical data demonstrate that this process leads to the development of systemic immunological memory with epitope spreading to neoantigens that is critical to achieving a long-term anti-tumor response. Our BDC-1001 program, currently in a Phase 1/2 clinical trial, comes from the Boltbody ISAC platform. Our expertise in myeloid cell biology also forms the foundation for additional, innovative ways to target the immune activation that complement our Boltbody ISAC platform. An example of this approach is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment by targeting cell-surface receptors on macrophages. Dectin-2 agonism results in these tumor-associated macrophages (TAMs) changing to the tumor-destructive M1 phenotype, away from the M2 phenotype that suppresses immune responses and supports tumor growth.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates, and conducting preclinical studies and early clinical trials. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions, and other offering expenses. In July 2022, we completed a review and prioritization of our portfolio and capital allocation strategy, which focuses on advancing BDC-1001 and BDC-3042 while winding down development of BDC-2034 and pausing other early-stage research programs.

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

We have incurred operating losses since our inception. Our net losses were $22.7 million and $46.3 million for the three and six months ended June 30, 2022, respectively, and $23.6 million and $48.0 million for the same periods in 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $253.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Impact of the COVID-19 Pandemic

Our business has been, and is expected to continue to be, impacted by the ongoing COVID-19 pandemic and resulting economic consequences wherever we have clinical trial sites or other business operations. In addition, the COVID-19 pandemic has caused, and could continue to cause significant disruption in the operations of contract development and manufacturing organizations, or CDMOs, contract research organizations, or CROs, and other third parties upon whom we rely. Many geographic regions have imposed restrictions to control the spread of COVID-19. Our headquarters are located in the San Francisco Bay Area and our CDMOs are located in the United States, Taiwan, South Korea, and the United Kingdom. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

To date, the COVID-19 pandemic has not had a material adverse impact on our productivity or our business, and as of June 30, 2022, we have not identified any significant disruption or impairment of our assets due to the pandemic. However, as COVID-19 transitions from a pandemic to an endemic, we cannot predict the potential future impacts of COVID-19 on us and third parties with whom we conduct business. These impacts will depend on future developments that are highly uncertain and cannot be predicted at this time. Given these uncertainties, COVID-19 could impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and our financial condition in the future, and could disrupt the business of third parties with whom we do business, including our existing and potential future collaborators. We will continue to closely monitor and evaluate the nature and extent of the impacts of COVID-19 on our business, consolidated results of operations, and financial condition.

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

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and in conjunction with the collaboration, Genmab purchased 821,045 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds, together with the $10.0 million upfront payment, to deferred revenue. We recognize this deferred revenue, together with payments received from Genmab for compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million and a potential equity investment in our common stock of up to $10.0 million. These contracts have been evaluated together and no consideration from the Innovent SPA has been included in the total consideration for collaboration revenue. Innovent’s option to purchase our common stock under the Innovent SPA expired unexercised on May 25, 2022. We allocated the entire $5.0 million upfront payment to deferred revenue, which we recognize together with other payments received from Innovent as collaboration revenue over time as we fulfill our performance obligation to Innovent.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through June 30, 2022, the vast majority of our third-party expenses were related to the research and development of BDC-1001. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

We expect to continue to incur research and development expenses for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs than those in earlier stages of development. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$1,393	$—	$1,393	$2,206	$0	$2,206
Operating expenses:
Research and development	18,920	19,707	(787)	37,305	33,834	3,471
General and administrative	5,532	4,054	1,478	11,836	8,353	3,483
Total operating expenses	24,452	23,761	691	49,141	42,187	6,954
Loss from operations	(23,059)	(23,761)	702	(46,935)	(42,187)	(4,748)
Other income (expense), net:
Interest income, net	395	176	219	593	232	361
Change in fair value of preferred stock purchase right liability	—	—	—	—	(6,084)	6,084
Other income (expense), net	395	176	219	593	(5,852)	6,445
Net income (loss)	$(22,664)	$(23,585)	$921	$(46,342)	$(48,039)	$1,697

Collaboration Revenue

Revenue was $1.4 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and nil for the same periods in 2021. Revenue in 2022 was generated from the services performed under the Genmab Agreement and Innovent Agreement as we fulfill our performance obligations to Genmab and Innovent. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses were $18.9 million and $37.3 million for the three and six months ended June 30, 2022, respectively, and $19.7 million and $33.8 million for the same periods in 2021, respectively. The decrease of $0.8 million between the comparable three months periods was due to a $4.0 million reduction in manufacturing expenses related to timing of batch production of our product candidates, offset by an increase in expenses due to continued progress in our clinical trial for BDC-1001 and development of other product candidates, including a $1.3 million increase in contract and consulting services, a $1.0 million increase in personnel-related expenses due to an increase in headcount, and increases in facility-related expenses and travel-related expenses. The increase of $3.5 million between the comparable six months periods was due to increase in expenses due to continued progress in our clinical trial for BDC-1001 and development of other product candidates, including a $3.7 million increase in contract and consulting services, a $2.4 million increase in personnel-related expenses due to an increase in headcount, and a $1.8 million increase in facility-related expenses, partially offset by a $5.3 million decrease in manufacturing expenses related to timing of batch production of our product candidates and decrease in raw material costs.

General and Administrative Expenses

General and administrative expenses were $5.5 million and $11.8 million for the three and six months ended June 30, 2022, respectively, and $4.1 million and $8.4 million for the same periods in 2021, respectively. The increase of $1.5 million between the comparable three months periods was due to increases in personnel-related expenses relating to an increase in headcount, office and facility-related expenses, consulting and professional services expenses, and travel-related expenses. The increase of $3.5 million between the comparable six months periods was due to a $2.2 million increase in personnel-related expenses relating to an increase in headcount, and increases in office-related expenses, consulting and professional services expenses, and travel-related expenses.

Other Income, Net

Interest Income, Net

Interest income was $0.4 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.2 million for each of the same periods in 2021. The interest income, net was primarily comprised of interest income from marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The change in fair value of convertible preferred stock purchase right liability was nil for the three and six months ended June 30, 2022, and nil and $6.0 million for the same periods in 2021, respectively. The balance in 2021 derived from the increase in the fair value of the convertible preferred stock purchase right liability from $25.2 million as of December 31, 2020 to $31.3 million prior to the exercise of the convertible preferred stock purchase right in January 2021. Upon the exercise of the convertible preferred stock purchase right with the completion of the Series C-2 Closing in January 2021, we remeasured the convertible preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $223.6 million and an accumulated deficit of $253.3 million. Our net losses were $22.7 million and $46.3 million for the three and six months ended June 30, 2022, respectively, and $23.6 million and $48.0 million for the same periods in 2021, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of June 30, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements, and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with Cowen and Company, LLC, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of June 30, 2022, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(Unaudited, in thousands)
Net cash provided by (used in)
Operating activities	$(45,101)	$(20,545)
Investing activities	39,977	(237,123)
Financing activities	359	310,428
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,765)	$52,760

Operating Activities

Net cash used in operating activities was $45.1 million and $20.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in operating activities for the six months ended June 30, 2022 was due to our net loss of $46.3 million, adjusted down for $8.6 million of non-cash charges and up for a $7.4 million change in operating assets and liabilities. The non-cash charges were comprised of $5.3 million for stock-based compensation, $1.8 million of non-cash lease-related expense, $0.7 million for accretion of discount on marketable securities, and $0.8 million for depreciation and amortization expense. The change in net operating assets was due to an increase in our prepaid expense and other current assets and decreases in accounts payable and operating lease liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was primarily due to our net loss of $48.0 million, adjusted down for $12.9 million of non-cash charges and down for a $14.6 million change in operating assets and liabilities. The non-cash charges were primarily comprised of $6.1 million related to the change in fair value of the convertible preferred stock purchase right liability, $4.1 million for stock-based compensation, $1.2 million of non-cash lease-related expense, $0.5 million for depreciation and amortization expense, and $1.0 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $11.4 million increase in deferred revenue related to Genmab Agreement and an increase in accounts payable and accrued expenses, offset by an increase in our prepaid expense and other current assets and a decrease in operating lease liabilities.

Investing Activities

Net cash provided by investing activities was $40.0 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $237.1 million for the same period in 2021. The net cash provided by investing activities for the six months ended June 30, 2022 was due to $148.4 million maturity of marketable securities, offset by $107.4 million in purchases of marketable securities and $1.0 million in purchases of property and equipment. The net cash used in investing activities for the same period in 2021 was due to $247.8 million purchases of marketable securities and $0.8 million in purchases of property and equipment, offset by $11.4 million in maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.4 million and $310.4 million for the six months ended June 30, 2022 and 2021, respectively. The net cash provided by financing activities for the six months ended June 30, 2022 was due to net proceeds from the issuance of common stock from the 2021 ESPP and exercise of stock options. Net cash provided by financing activities for the same period in 2021 was due to net proceeds of $244.3 million in connection with our IPO that was completed in February 2021, $51.9 million of net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, $13.6 million of net proceeds from issuance of common stock related to Genmab SPA, and $0.6 million of net proceeds from the issuance of common stock from the 2021 ESPP and exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. In the near term, our primary uses of cash will be to fund the completion of key milestones for BDC-1001 and BDC-3042 and to fund our operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacturing our product candidates. Our uses of cash in the long term will be similar as we advance our research and development activities and pay employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and we expect our funding requirements to grow with the success of our programs. Our long-term funding requirements will depend on many factors, which are uncertain but include our portfolio prioritization decisions and the success of our collaborations. In turn, our ability to raise additional capital through equity or partnering will depend on the general economic environment in which we operate and our ability to achieve key milestones. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Contract Supply Agreement

In January 2022, we entered into an amended and restated supply agreement with EirGenix, Inc., or the Amended Supply Agreement, which amends the original supply agreement with EirGenix, Inc., or EirGenix, dated March 10, 2019, pursuant to which EirGenix agreed to supply to us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of BDC-1001. In addition, EirGenix provides us access to its regulatory data package and services to facilitate our development and commercialization efforts and we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based upon achievement of certain BDC-1001 regulatory milestones and pay for services based upon time and materials. The agreement will remain in effect as long as we, or any of our affiliates or licensees, continue to pursue the development or commercialization of any HER2 Boltbody ISAC, unless earlier terminated. We may terminate the agreement if EirGenix fails to supply sufficient quantities of EG12014 or if EirGenix does not obtain regulatory approval for EG12014 as a standalone biosimilar product. We may also terminate the EirGenix Agreement upon prior written notice to EirGenix. EirGenix may terminate the agreement if we do not actively develop a HER2 Boltbody ISAC for more than two years. In addition, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

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

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, we entered into a License and Collaboration Agreement, or the Genmab Agreement, with Genmab A/S, or Genmab. Together, the companies will evaluate Genmab antibodies and bispecific antibody technologies in combination with our Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and an equity investment of $15.0 million under a separate stock purchase agreement. Under the Genmab Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties. Bolt is eligible to receive total potential milestone payments of up to $285.0 million per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to provide reasonable assurance because of the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
10.1#	Clarification Letter dated April 27, 2022 between the Registrant and EirGenix, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: August 10, 2022	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: August 10, 2022

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)