Form 10-K
period 2022-12-31
Bolt Biotherapeutics, Inc.
filed 2023-03-29
CIK 1641281

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2022, as reported by The Nasdaq Global Select Market, was approximately $51.4 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 23, 2023, the Registrant had 37,813,037 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2022, are incorporated by reference into Part III of this Annual Report.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this Annual Report.

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
•
Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach, and the BDC-3042 program based on Dectin-2 agonism, is unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
•
We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize any of our products that receive regulatory approval on our own or together with collaborators.
•
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-1001 and our other current and future product candidates.
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
•
Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by macroeconomic uncertainties, including those related to the ongoing COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.
•
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) platform technology combines tumor-targeting antibodies with immune-stimulating linker payloads to create productive anti-tumor immune responses. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy with very good tolerability. Having explored hundreds of linker-payloads and dozens of different tumor targets, we know the importance of both the linker payload and the antibody and have developed a library of linker payloads we can use in our own development and in our collaborations.

Our first Boltbody ISAC is our BDC-1001 program, targeting a tumor antigen known as HER2. BDC-1001 recently completed a dose-escalation trial and is advancing into multiple Phase 2 clinical trials. Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. A prime example is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs) by targeting cell-surface receptors. Dectin-2 agonism results in these TAMs changing away from the M2 phenotype that suppresses immune responses and supports tumor growth to the tumor-destructive M1 phenotype.

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

Myeloid cells engulf the Boltbody ISAC-bound tumor cells, become armed with tumor neoantigens, and migrate to the lymph nodes. At the lymph nodes, these myeloid cells mediate the activation and rapid expansion of tumor-reactive T cells to eliminate tumor cells, including those without the initial target antigen. As a result, the immune system determines which neoantigens are most important to eliminate the target tumors. We believe that this represents the development of systemic immunological memory with epitope spreading to neoantigens that will result in long-term anti-tumor responses.

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

Our Pipeline

We are leveraging our myeloid biology expertise to build a robust pipeline of immuno-oncology product candidates, including multiple Boltbody ISACs and a unique agonist antibody that targets tumor-associated macrophages as shown in the figure below. In addition to these programs, we are exploring various well-known targets that have been traditionally difficult to drug and where our myeloid expertise and the Boltbody ISAC approach may unlock the potential of these promising antigens as viable cancer targets. We currently hold exclusive worldwide rights to all of our proprietary development programs.

In this graphic, HER2 = human epidermal growth factor receptor 2; * Previously treated with Enhertu
; † Collaboration using Bristol-Myers Squibb’s PD-1 inhibitor nivolumab; § Collaboration using Roche’s HER2 antagonist pertuzumab

Our lead product candidate, BDC-1001, is currently in clinical development for the treatment of patients with HER2-positive solid tumors, including breast, colorectal, endometrial, and gastroesophageal cancer. We have two clinical collaboration and supply agreements to study BDC-1001 in combinations, one with Bristol-Myers Squibb, or BMS, for nivolumab, a leading PD-1 checkpoint inhibitor, and one with F. Hoffmann-La Roche Ltd, or Roche, for pertuzumab, a HER2-targeting monoclonal antibody. HER2, or human epidermal growth factor receptor 2, is also known as ERBB2 and is expressed in a wide range of tumors beyond the four mentioned above. BDC-1001 is a Boltbody ISAC comprising the HER2-targeting biosimilar trastuzumab conjugated to one of our proprietary TLR7/8 agonists to maximize the potential anti-tumor response. Preliminary clinical data demonstrate that BDC-1001 is well tolerated at dose levels up to 20 mg/kg administered every week and leads to changes in key biomarkers in the tumor and plasma consistent with our proposed mechanism of action. Monotherapy activity has been seen in the form of partial responses and long-term disease stabilization across several different HER2-expressing tumors, and we have also seen partial responses and stable disease in combination with the PD-1 inhibitor nivolumab. We have completed BDC-1001’s dose-escalation study and selected a recommended Phase 2 dose, both in monotherapy and in combination with nivolumab. A Phase 2 study exploring efficacy in HER2-positive colorectal, endometrial, and gastroesophageal cancers, is expected to commence in 2023. This study is designed to explore combination with nivolumab only after demonstration of monotherapy activity. A second 2-arm Phase 2 study will compare BDC-1001 monotherapy to the combination of BDC-1001 and pertuzumab in HER2-positive breast cancer.

Our second program, BDC-3042, is an agonist antibody targeting Dectin-2, an innate immune receptor found on the surface of macrophages. Dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including head and neck, non-small cell lung, ovarian, and triple-negative breast cancer, among others. We have demonstrated that stimulation with our agonist antibody has anti-tumor activity in mouse models. We have developed a lead agonist antibody that binds to Dectin-2 and activates human TAMs. Activated TAMs start to produce TNFα, IL-6, IL-1β, and CCL3. We are completing Investigational New Drug Application, or IND, -enabling activities for BDC-3042 and we expect to commence a clinical trial later in 2023.

Our third program is a proprietary next-generation ISAC program against an undisclosed target. We expect to designate a clinical candidate by the end of 2023.

We entered into our first collaboration in March 2019 with Toray Industries, Inc., or Toray, to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab A/S, or Genmab, to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. In August 2021, we entered into an oncology research and development collaboration with Innovent Biologics, Inc., or Innovent, to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. We expect our collaborations with Toray, Genmab, and Innovent to add additional novel ISACs to our pipeline.

Our Corporate History and Team

Our company was founded in 2015 to develop and commercialize pioneering work from the Engleman Laboratory at Stanford University. We have assembled a highly qualified management team with broad experience in myeloid biology, and drug discovery and development to execute our mission. Our scientific founders and management team collectively have extensive experience in immunology, oncology drug development, and patient care. We are industry veterans with prior experience at companies such as Alder, Astellas, Jazz, Roche / Genentech, Sunesis and others. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics such as Alecensa, Cytovene, Evenity, Gazyva, Herceptin, Kadcyla, Polivy, Perjeta, Rituxan, Tecentriq, Valcyte, Venclexta, and Vyepti while at other companies.

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
•
Rapidly advance the development of our lead Boltbody ISAC product candidate, BDC-1001, for the treatment of patients with HER2-positive cancers. BDC-1001 is currently entering Phase 2 clinical trials for the treatment of patients with certain HER2-positive solid tumors. Based on promising preclinical and early clinical activity, we believe BDC-1001 has the potential to be effective both as a monotherapy and in combination with existing therapies for patients with HER2-positive solid tumors. While currently approved HER2-targeting agents are important and effective treatment options for some patients with HER2-positive solid tumors, many patients do not respond to these therapies, develop tumor progression after initial response or are not eligible for current HER2-targeting therapies. These sizable patient populations do not have adequate treatment options. Therefore, we intend to rapidly advance development of BDC-1001 across multiple HER2-positive cancers, including in breast, colorectal, endometrial, and gastroesophageal cancers.

•
Expeditiously advance our pipeline focused on Dectin-2, another promising target. Our pipeline includes BDC-3042, an antibody targeting Dectin-2, which represents ab additional opportunity to demonstrate our expertise in myeloid biology. BDC-3042 targets macrophages in the tumor microenvironment to initiate robust innate and adaptive immune responses. We believe that this differentiated approach could improve the lives of patients by producing durable anti-tumor responses. We expect BDC-3042 to enter the clinic in 2023.
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

BDC-1001

Overview

Our lead product candidate, BDC-1001, is currently in clinical development for the treatment of patients with HER2-positive solid tumors. BDC-1001 provides a compelling example of the potential of Boltbody ISACs to address unmet medical needs in solid tumors. BDC-1001 is delivered systemically and acts locally by targeting HER2-expressing tumors and related metastatic disease, triggering their destruction by the innate and adaptive immune systems. BDC-1001 consists of a biosimilar of the humanized monoclonal antibody trastuzumab that is chemically conjugated to one of our proprietary TLR7/8 agonists via a non-cleavable linker.

Preclinical Data

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
•
Changes in biomarker activity are concentrated in the tumor, with levels of cytokines and chemokines in the tumor generally ranging from 3-10 times the levels seen in the plasma.
•
An increase in proinflammatory cytokines and chemokines, and an increase in immune cell infiltrate into the tumor, starts to be seen prior to anti-tumor activity.
•
Optimal activity requires an average trough serum concentration (Cmin) of approximately 10-20 µg/ml across various models, corresponding to a receptor occupancy of greater than 60%.
•
Once established, the BDC-1001 anti-tumor response will reject rechallenge from the same tumor cell line, even when the HER2 target antigen is no longer present. This demonstrates epitope spreading and durable immune protection.
•
Combining the HER2-targeting antibody pertuzumab with BDC-1001 improves efficacy in three ways:
o
Enhances the anti-tumor activity of BDC-1001.
o
Enables BDC-1001 anti-tumor activity at lower doses.
o
Produces anti-tumor activity against tumors with lower HER expression.

Overview of HER2 Indications and Treatment Paradigms

HER2 is a proto-oncogene that encodes a transmembrane protein involved in signal transduction pathways that promote cell growth and differentiation. HER2 protein overexpression and gene amplification have been documented across multiple cancers, including breast, gastric, bladder, lung, esophageal, colorectal, endometrial, ovarian, salivary gland, pancreatic, cervical, and other cancers. Prevalence of HER2-overexpressing or -amplified tumors varies across indications. Targeting HER2 with antibodies and small molecule tyrosine kinase inhibitors in combination with chemotherapy has had a major impact on patients with HER2-positive breast and gastric cancer, but there remains a significant unmet medical need on an individual and global patient basis. Our BDC-1001 program seeks to improve therapeutic outcomes for patients with HER2-positive tumors starting with four tumor types: 1) HER2-positive breast cancer refractory to Enhertu, 2) HER2-positive gastroesophageal cancer refractory to existing anti-HER2 therapies, 3) HER2-positive colorectal cancer refractory to existing anti-HER2 therapies, and 4) HER2-positive endometrial cancer refractory to approved therapies. In addition, we have interest in potentially exploring other tumor types, such as cases with HER2-low expression, in both monotherapy and various combination strategies. Our plans also envision trials in earlier stages of cancer, such as the neoadjuvant, post-neoadjuvant, and adjuvant settings.

HER2-targeting agents have been approved for patients with HER2-positive breast, gastric, and colorectal cancers, with HER2-positivity based on protein overexpression or gene amplification. Trastuzumab and fam-trastuzumab-deruxtecan-nxki are approved for both HER2-positive breast and gastric cancer; tucatinib is approved for HER2-positive breast and colorectal cancer. Additional approved HER2-targeting agents for HER2-positive breast cancer include the following: pertuzumab, trastuzumab emtansine, trastuzumab-hyaluronidase-oysk, lapatinib, neratinib, margetuximab, and tucatinib. There are no approved HER2 therapies for HER2-positive endometrial cancer.

According to Globe Life Sciences research, the 2022 annual incidence of patients with breast cancer in the United States and in France, Germany, Italy, Spain and the UK (formerly known as the “EU5”) was estimated to be approximately 589,560 patients in the aggregate. Of these, approximately 93,530 patients had tumors that were HER2-positive. In addition, the 2022 annual incidence of patients with colorectal cancer, endometrial cancer and gastroesophageal cancer was estimated to be 408,209, 106,188 and 74,875, respectively. Of these, approximately 14,696, 37,166 and 17,670 patients, respectively, had tumors that were HER2-positive.

Clinical Development Overview

We are currently conducting a four-part, Phase 1/2 multiple ascending dose and dose-expansion trial of BDC-1001 administered as a single agent or in combination with nivolumab, a PD-1 checkpoint inhibitor. We have completed Part 1, the monotherapy dose-escalation, and Part 2, the nivolumab combination dose-escalation. This trial is evaluating safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity in patients with HER2-expressing solid tumors. All patients in our study have metastatic disease and disease progression after multiple prior therapies. We are now proceeding with Part 3, a monotherapy Phase 2 to evaluate safety and anti-tumor activity in HER2-positive colorectal, endometrial, and gastroesophageal tumors.

Monotherapy

•
Part 1: Monotherapy dose-escalation to evaluate safety and determine a recommended Phase 2 dose, or RP2D.
•
Part 3: Monotherapy dose expansion to evaluate safety and preliminary responses in HER2-positive colorectal, endometrial, and gastroesophageal tumors.

Combination with Checkpoint Inhibitor

•
Part 2: Combination dose-escalation with nivolumab (PD-1 checkpoint inhibitor) to evaluate safety and determine the RP2D of BDC-1001 in combination with nivolumab.
•
Part 4: Combination therapy with nivolumab to evaluate safety and preliminary responses in predefined tumor types. Part 4 will proceed only after demonstrating anti-tumor activity in Part 3.

We are also initiating a two-cohort Phase 2 trial evaluating BDC-1001 administered as a single agent or in combination with pertuzumab, a HER2-targeting monoclonal antibody. This trial will evaluate safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity in patients with HER2-positive breast cancer. All patients in this study must have disease progression after treatment with Enhertu.

Preliminary Results

We presented topline results from the dose escalation in March 2023, and plan to present data at an upcoming medical meeting. BDC-1001 was well tolerated at all doses tested, through the highest dose of 20 mg/kg weekly, and produced anti-tumor activity, including multiple partial responses, across a diverse set of solid tumor types. The dose-escalation trial enrolled more than 100 patients with 16 different types of HER2-expressing solid tumors. All patients enrolled in the study had evidence of tumor progression after standard of care, and a majority of the patients were heavily pre-treated. We saw promising signs of clinical activity as a single agent and in combination with nivolumab. We have selected a RP2D and are proceeding with Phase 2 clinical trials.

Our prior interim data update was made at the ESMO Immuno-oncology Congress in December 2021. As of October 6, 2021, we had enrolled 57 subjects across nine cohorts at escalating levels of drug exposure, through 12 mg/kg administered every two weeks. The 57 subjects had a median of four prior anti-cancer treatments, with 79% having received a prior anti-HER2 therapy. We hda seen more than a dozen different HER2-expressing tumor types in the trial, and clinical activity has been observed in 8 different tumor types. The initial drug half-life for BDC-1001 was approximately 3.5 days. This implied the need for administration every two weeks or every week to achieve the targeted drug concentration, so we expanded the trial to include a total of 18 different dose cohorts, dosing as high as 20 mg/kg weekly. Elevations in pharmacodynamic markers such as plasma cytokines and chemokines were observed, including increases in plasma levels of IP-10, MIP1β, TNFα and IL-6, and some paired tumor biopsies displayed an increase in immune cell infiltration after BDC-1001 administration. Early signs of clinical disease control with BDC-1001 included stable disease or a partial response in 13 out of 40 evaluable subjects.

BDC-3042

In addition to the Boltbody ISAC platform, our expertise in myeloid biology and immuno-oncology led us to discover Dectin-2 as a novel target expressed by tumor-associated macrophages (TAMs). We have demonstrated that agonism of Dectin-2 with the natural ligand mediates tumor regression in syngeneic mouse models, and that this effect disappears when Dectin-2 is blocked. Dectin-2 agonism causes TAMs to increase production of cytokines and chemokines such as TNFα, IL-6, IL-1β, and CCL3.

Dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including head and neck, non-small cell lung, ovarian, and triple-negative breast cancer, among others. Most of these TAMs belong to the immunosuppressive phenotype known as “M2” macrophages, and agonism of Dectin-2 mediates pro-inflammatory cytokine production, enhanced phagocytosis, and antigen processing and presentation. A Dectin-2 agonist antibody has the potential to convert an "M2" TAM into a tumor-destructive “M1” macrophage to elicit a productive anti-tumor immune response. Anti-PD-1 therapy has been shown to differentially upregulate expression of Dectin-2 within tumors, which provides an interesting rationale for exploring this combination.

We discovered a number of potent agonist antibodies targeting Dectin-2 and lead optimization resulted in a lead candidate with an engineered Fc domain which we are developing. Our preclinical work has demonstrated that this antibody can potently activate human macrophages, eliciting production of proinflammatory cytokines and chemokines including TNFα, IL-6, IL-1β, and CCL3. In ex-vivo experiments, we also demonstrated induction of significant cytokines and chemokines from primary human tumor samples which included a mix of tumor cells and immune cell infiltrate. We have also demonstrated that stimulation with our agonist antibody has better anti-tumor activity than pembrolizumab in humanized mice bearing MDA-MB-231 tumors, which endogenously express PD-L1.

We are currently completing IND-enabling activities and we expect to submit an IND and initiate clinical development in 2023.

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

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with BMS to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and our proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche granted us a non-exclusive, non-sublicensable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and our proprietary compound, BDC-1001, and has agreed to supply pertuzumab at no cost to us and we will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We expect to initiate the clinical trial evaluating the combination of pertuzumab and BDC-1001 in 2023.

License Agreements

License Agreements with Stanford University

In May 2015 and June 2018, we entered into license agreements, or the Stanford Agreement, as amended, with The Board of Trustees of the Leland Stanford Junior University, or Stanford. The Stanford Agreement provides us exclusive licenses to certain patents related to our proprietary Boltbody ISAC technology and related to Dectin-2, to develop, manufacture, and commercialize licensed products incorporating such technology. Stanford retained the right under the Stanford Agreement, on behalf of itself and certain of its affiliates, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose, including sponsored research and collaborations, but excluding delivery of paid or reimbursed healthcare. However, Stanford retained the right to practice the licensed patents for the delivery of its own paid or reimbursed healthcare. The licensed patents related to Dectin-2 are additionally subject to a nonexclusive, worldwide license held by the Howard Hughes Medical Institute to exercise such intellectual property rights for research purposes, with the right to sublicense to non-profit and governmental entities.

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

Oncology therapeutics on the market and in development range from traditional cancer therapies, including chemotherapy, to new therapies that harness the body’s own immune system to fight cancer. A significant part of the immune response to cancer involves myeloid cells, including macrophages, dendritic cells, neutrophils, monocytes and granulocytes, all of which dynamically regulate tumor growth and progression. There are several therapies targeting myeloid cells on the market or in development. We view companies developing ISACs, especially ISACs with TLR7 agonist, TLR8 agonist or dual TLR7/8 agonist payloads, as the closest competitors for our lead program, BDC-1001. Currently the only other ISAC in active clinical development is Mersana Therapeutics’ XMT-2056, which uses a STING agonist payload. In January 2023, Mersana’s XMT-2056 started a Phase 1 trial in subjects with HER2-expressing breast, gastric, colorectal and non-small-cell lung cancers, and the trial was placed on clinical hold in March 2023. We do not consider any company developing unconjugated TLR agonists or unconjugated STING agonists to be direct competitors given that our Boltbody ISAC approach has demonstrated greater effectiveness with differentiated biology and a favorable safety profile as compared to unconjugated TLR or STING agonists that are typically administered intratumorally or have significant toxicities when administered systemically.

We are initially developing BDC-1001 for the treatment of HER2-positive cancers. HER2 is a well-known and validated oncology target and there are marketed therapies and others in development addressing this target. Marketed therapies include Roche’s Herceptin, Perjeta, Kadcyla and Phesgo (fixed-dose combination of Herceptin/Perjeta), Novartis’ Tykerb, Puma Biotechnology’s Nerlynx, Seagen’s Tukysa, MacroGenics’ Margenza, as well as Daiichi Sankyo and AstraZeneca’s Enhertu. We are aware of several therapies in development for patients with HER2-positive tumors including Jazz Pharmaceuticals and Zymework’s zanidatamab and Zymework’s ZW49, Seagen and RemeGen’s disitamab vedotin, Byondis’ trastuzumab duocarmazine (also known as SYD985) Merus’ MCLA-128, and Ambrx’s ARX788.

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

As of December 31, 2022, we have three issued U.S. patents that we co-own with Stanford and for which Stanford has exclusively licensed their rights to us under the 2015 Stanford Agreement. The issued U.S. patents contain claims to our lead product candidate BDC-1001 and will expire between 2037 and 2040. In addition, as of December 31, 2022, we own, co-own with Stanford or exclusively license from Stanford approximately 192 pending patent applications in various countries (29 of which are pending in the U.S., and ten of which are Patent Cooperation Treaty ("PCT") applications that have yet to enter the national phase in the U.S.).

We have 21 pending patent applications, including three pending U.S. nonprovisional patent applications and 18 pending foreign patent applications, which contain claims to our lead product candidate BDC-1001 and which we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. These pending patent applications, if issued, are expected to expire between 2037 and 2040, excluding any extension of patent term that may be available. We also have seven pending patent applications, including one pending U.S. nonprovisional patent application, one pending U.S. provisional application, and five pending foreign patent applications, which we solely own, directed to the clinical use of our lead product candidate BDC-1001, as well as one pending European patent application, which we solely own, directed to a method of preparing immunoconjugates, which could be utilized to prepare our lead product candidate BDC-1001 or other Boltbody ISACs. These pending patent applications, if issued, are expected to expire between 2038 and 2043, excluding any extension of patent term that may be available.

In addition, we have 163 pending patent applications directed to potential products and methods other than our lead product candidate BDC-1001 and the use thereof, including 139 pending patent applications that are solely owned by us, 17 pending patent applications that we co-own with Stanford and have exclusively licensed under the 2015 Stanford Agreement, one pending patent application that is solely owned by Stanford and that we have exclusively licensed under the 2015 Stanford Agreement, five pending patent applications that are solely owned by Stanford and that we have exclusively licensed under the 2018 Stanford Agreement, and one pending patent application that is co-owned with Innovent. Of these 163 pending patent applications, five are U.S. provisional patent applications, 11 are PCT applications that have yet to enter the national phase in one or more countries, 20 are U.S. nonprovisional patent applications, and 127 are foreign patent applications. These pending patent applications, if issued, are expected to expire between 2035 and 2043 excluding any extension of patent term that may be available.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may still submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements and reflected the makeup of the United States population, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

In 2014, Clinical Trials Regulation 536/2014 was adopted. The new Regulation is directly applicable in all EU Member States (without national implementation) and entered into application on January 31, 2022. The new Regulation seeks to simplify and streamline the approval of clinical trials in the EU. Pursuant to the Regulation, the sponsor shall submit a single Clinical Trial Application (CTA) via the EMA's Clinical Trials Information System, or CTIS, which will cover all regulatory and ethics assessments from the member states concerned.

Any submissions made from January 31, 2023, onwards must be made through CTIS and all trials authorized pursuant to the Directive that are still ongoing on January 31, 2025, must have their details registered on CTIS. In both cases trials registered on CTIS must comply with the Regulation. Once the CTA is approved in accordance with a member state's requirements, clinical trial development may proceed. Approval and monitoring of clinical trials in the EU is, as it was under the Directive, the responsibility of individual member states, but compared to the position prior to the applicability of the Clinical Trials Regulation there is likely to be more collaboration, information-sharing, and decision-making between member states. The new Regulation also aims to streamline and simplify the rules on safety reporting and introduces enhanced transparency requirements, such as mandatory submission of a summary of the clinical trial results to a new EU Database. Clinical trials must be carried out in accordance with GCP.

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

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. The FDA is authorized to conduct periodic unannounced inspections at any establishment where a biologic product is manufactured to assess cGMP compliance. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP.

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

Broadly equivalent requirements, controls and sanctions similarly apply to supply, QA, manufacture, labeling, advertising, pharmacovigilance, and tracing of medicinal products as imposed by European Union laws and enforced by European Union national regulatory authorities.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which impose obligations with respect to individually identifiable health information upon covered entities (including health plans, healthcare clearinghouses and certain healthcare providers), their respective business associates and their covered subcontractors that perform services for them that involve individually identifiable health information.
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

While there have been executive judicial and congressional challenges to the ACA, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, in 2017, the U.S. Congress enacted the Tax Act, which eliminated the tax-based, shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial and congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to 4% in the final fiscal year of this sequester. In 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

Human Capital Resources

As of December 31, 2022, we had 94 employees, all of whom were full-time. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

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

Corporate History

We were incorporated under the laws of Delaware under the name Bolt Therapeutics, Inc. as a private company in January 2015. We changed our name to Bolt Biotherapeutics, Inc. in July 2015. Our principal executive offices are located at 900 Chesapeake Drive, Redwood City, California 94063 and our telephone number is (650) 665-9295. Our corporate website address is www.boltbio.com. We make available, free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after filing such reports with the SEC. Alternatively, you may access these reports at the SEC’s website at www.sec.gov. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and the inclusion of our website address is an inactive textual reference only.

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

Since inception in 2015, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $88.1 million and $98.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $295.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $192.8 million. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $183.2 million and $230.5 million, respectively. The federal NOLs include $4.4 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035, unless previously utilized, and $178.8 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have performed a Section 382 study as of December 31, 2021 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations.

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

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our development efforts. BDC-1001, our lead product candidate, is still in the early stages of clinical development, and is our only product candidate to have advanced beyond preclinical studies. We have invested most of our efforts in developing our Boltbody ISAC approach, identifying potential product candidates and conducting preclinical studies. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of BDC-1001 in our ongoing and planned clinical trials in HER2-positive solid tumors including breast, colorectal, endometrial, and gastroesophageal. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of BDC-1001 in one or more of these indications. We cannot be certain that BDC-1001 will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of BDC-1001 is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of BDC-1001 and any other product candidates will depend on several additional factors, including:

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

Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach, and the BDC-3042 program based on Dectin-2 agonism, is unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary Boltbody ISAC approach, which leverages a novel and unproven approach. Our BDC-3042 program relies on agonizing Dectin-2 to reprogram TAMs and is also a novel and unproven approach. While we have had favorable preclinical study results based on our technology, we have not yet succeeded and may not succeed in demonstrating safety and efficacy for any product candidates in clinical trials or in obtaining marketing approval thereafter. Our lead product candidate, BDC-1001, is in clinical development and we have not yet completed any clinical trials for any product candidate. Our research methodology and novel approach to immunotherapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. For example, in August 2022, we announced the discontinuation of development of BDC-2034 due to off-target toxicity related to the targeting antibody. Further, because all of our product candidates and development programs are based on our technology approach, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

We have concentrated our product research and development efforts on our novel therapeutic approach of using myeloid biology to fight cancer, and our future success depends on the successful development of our lead product candidate, BDC-1001, and other product candidates. There can be no assurance that any development problems we experience in the future related to our novel therapy will not cause significant delays or unanticipated costs, or that such development problems can be efficiently solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We are currently developing, and in the future may develop, product candidates in combination with other therapies and that may expose us to additional risks.

We are developing BDC-1001 as a combination therapy in addition to a single agent therapy. For example, we have clinical supply agreements with BMS to study BDC-1001 with nivolumab and with Roche to study BDC-1001 with pertuzumab. Also, we may develop future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

We may seek accelerated approval for BDC-1001 for the treatment of patients with certain HER2 positive solid tumors. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. For drugs and biologics granted accelerated approval, confirmatory trials are required to confirm safety and clinical benefit and convert the application to full approval. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of an application approved under the accelerated approval pathway if, for example:

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in August 2022, we announced the discontinuation of development of BDC-2034 due to off-target toxicity related to the targeting antibody.

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

Because we have limited financial and managerial resources, we focus on research programs that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in August 2022, we announced that we were winding down spending on BDC-2034, pausing other early-stage research programs, and prioritizing other ISAC programs, including our collaboration programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial therapies or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Competition may further increase as a result of advances in the commercial applicability of technologies for drug discovery and development and greater availability of capital for investment in cancer therapies. We are aware that Mersana is developing a HER2-targeting ISAC, and other companies may develop ISACs and toll-like receptor, or TLR, agonists that may have utility for the treatment of HER2-positive cancers and other indications we are targeting. With respect to BDC-1001, there are numerous companies developing and marketing therapies focused on HER2-expressing cancers that utilize a range of other technologies and scientific approaches including ADCs, vaccines, bispecific antibodies and receptor tyrosine kinases inhibitors. Several of these companies have approved therapies, including Seattle Genetics, Daiichi Sankyo, Roche, Novartis and AstraZeneca, and many others have therapies in clinical development, including Zymeworks, MacroGenics, Merus, and Ambrx. Our current product and future product candidates will also compete more generally with companies developing alternative innate and adaptive immune system approaches for the treatment of cancer.

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

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union, or Brexit. As a result of this vote, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020 (the "Transition Period"), during which European Union rules continued to apply. The Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020, provisionally applied from January 1, 2021, and became formally effective on May 1, 2021. The effects of Brexit have been and will continue to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and in the European Union (given that certain development activities relating to our products take place in the United Kingdom). For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union wide marketing authorization from the EMA and a separate marketing authorization will therefore be required to market our product candidates in Great Britain.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could make it more difficult to commercialize, or prevent us from commercializing our product candidates in the European Union or in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. The Retained EU Law (Revocation and Reform) Bill 2022, which is currently progressing through the Parliament of the United Kingdom and seeks to allow the Government of the United Kingdom to repeal or replace certain European Union law that was incorporated into United Kingdom law effective as of the end of the Transition Period, increases the likelihood of such divergence. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-1001 and our other current and future product candidates.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate facilities for drug manufacturing, storage, distribution or testing. We have entered into supply agreements with Piramal Healthcare UK Ltd, or Piramal, to manufacture drug substance and drug product and EirGenix, Inc., pursuant to which we agreed to purchase monoclonal antibodies, including a biosimilar of trastuzumab, for our Boltbody ISAC BDC-1001. We have entered into supply agreements with Samsung Biologics Co., Ltd., or SBL, to manufacture monoclonal antibodies for our BDC-3042 program. Our current third-party CMOs may be unable or unwilling to supply us with sufficient clinical and commercial grade quantities of our clinical materials due to production shortages or other supply interruptions resulting from the ongoing COVID-19 pandemic or otherwise, because they are purchased by one of our competitors or another company that decides not to continue supplying us with these materials, or for other reasons. If one or more of these events occur and we are unable to timely establish an alternate supply from one or more third-party CMOs, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.”

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

We have established collaboration agreements with third parties to develop our current and potential future product candidates. These include our collaborations with Toray Industries, Inc., or Toray, Genmab A/S, or Genmab, Innovent Biologics, Inc., or Innovent, Bristol-Myers Squibb Company, or BMS, and F. Hoffmann-La Roche Ltd, or Roche. We may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges to certain aspects of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s “individual mandate” to carry health insurance. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2031, unless Congress takes additional action. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, industry standards, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with privacy and data protection obligations could lead to government investigations or enforcement actions (which could include civil or criminal penalties), private litigation, reputational harm and/or adverse publicity and could negatively affect our operating results and business.

We and our collaborators and third-party providers may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, proposed cybersecurity rules from the SEC, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers.

In many jurisdictions, enforcement actions and consequences for noncompliance are rising. If we fail to follow security regulations or standards, even if no customer information is compromised, we may incur significant fines or experience a significant increase in costs. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly.

For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia, Colorado, Utah, and Connecticut have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and the Personal Information Protection Act, or the PIPA, in South Korea, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we contractually may be subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of collaborators or subjects; interruptions or stoppages in our business operations (including clinical trials); interruptions or stoppages of data collection; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and protect sufficient patent and other intellectual property rights for our product candidates and technology, or if the scope of patent and other intellectual property rights obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have licensed two patent estates from The Board of Trustees of the Leland Stanford Junior University, or Stanford. For more information, see “Business—License and Collaboration Agreements.” In addition, we have filed patent applications that are solely owned by us or co-owned by us with Stanford and for which Stanford has granted us an exclusive license to its rights. As of December 31, 2022, we have five issued patents, namely three U.S. patents, one Japanese patent, and one Chinese patent that are co-owned with, and exclusively licensed to us by Stanford. Many of our patent applications that we own, co-own with Stanford, or have licensed from Stanford are U.S. provisional patent applications. A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we or our licensors do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

Our existing license agreements with Stanford impose, and we expect that future license agreements will impose, upon us various development, regulatory and/or commercial diligence obligations, obligations to make milestone or royalty payments or to share revenues and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, and if they exercise that right we would not be able to develop, market, or otherwise commercialize our technology and product candidates covered by the license, which in the case of our 2015 license agreement with Stanford includes BDC-1001. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms.

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

Many countries, including European Union Member States, India, Japan, and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third-party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, which could adversely affect our business, financial condition, results of operations and prospects.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by macroeconomic uncertainties, including those related to the ongoing COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.

Our business has been, and is expected to continue to be, impacted by widespread macroeconomic uncertainties, including increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, the ongoing COVID-19 pandemic, global supply chain constraints, and recent and potential disruptions in access to bank deposits or lending commitments due to bank failures. Such macroeconomic uncertainties may continue for an extended period and have adversely impacted, and may continue to adversely impact, many aspects of our business. Our business has been, and may continue to be, impacted by the COVID-19 pandemic and resulting economic consequences. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines.

We are dependent on a global supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Current macroeconomic uncertainties, including the effects of the ongoing COVID-19 pandemic, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials or supplies, which could disrupt our supply chain or our ability to enroll patients in or perform testing for our clinical trials. For example, any manufacturing supply interruption of BDC-1001, which is currently manufactured at facilities in the United Kingdom and the United States, or any future product candidates, could adversely affect our ability to conduct ongoing and future clinical trials of BDC-1001 and any future product candidates.

The ultimate impact of the current macroeconomic conditions remains highly uncertain and could have a material impact on our operations, and we will continue to monitor global economic conditions closely.

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

As of December 31, 2022, we had 94 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, and actions or lack of taking action by persons inside our organization or persons with access to systems inside our organization. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. In particular, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar incidents relating to their computer systems could also have a material adverse effect on our business.

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

Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins that our or their security measures may not detect. Individuals able to circumvent such security measures may misappropriate our confidential or proprietary information, disrupt our operations, damage our computers or otherwise impair our reputation and business. Threat actors, nation-states, and nation-state-supported actors now engage, and are expected to continue to engage, in cyber-attacks, including for geopolitical reasons and in connection with military conflicts and operations. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third-party providers will be successful in preventing cyber-attacks or successfully mitigating their effects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our future product candidates could be delayed. Generally, if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

Additionally, the holders of an aggregate of 5,841,050 shares of our common stock, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If we were to register the resale of these shares, they could be freely sold in the public market without limitation. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports and, beginning with our annual report for the year ended 2021, which was the year covered by the second annual report following the completion of our initial public offering, Section 404 of the Sarbanes-Oxley Act requires that we perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting in our Form 10-K filing for that year. This required that we continued to incur substantial additional professional fees and internal costs to expand our accounting and finance functions in the years ended 2021 and 2022 and that we expended significant management efforts. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in those internal controls. We identified a material weakness in our internal control over financial reporting as of and for the years ended December 31, 2021 and 2020, related to a lack of an effective control environment and formal accounting policies, procedures and controls as required under SEC rules and regulations. To address the material weakness, we added personnel and implemented new financial processes. Our management determined that as of December 31, 2022, this material weakness has been remediated and our internal control over financial reporting is effective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Remediation of this material weakness required, and any other material weakness or any significant deficiency would require management to devote significant time and incur significant expense, and management may not be able to remediate other future material weakness or significant deficiencies in a timely manner.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on the Nasdaq Stock Market or any other securities exchange.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in Redwood City, California, where we lease space in two locations totaling approximately 71,600 square feet of leased space, of which we have subleased approximately 11,655 square feet to third parties. Our leases expire between 2025 and 2031. We believe that our headquarters and other offices are adequate for our current needs.

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

Holders of Common Stock

On March 23, 2022, there were approximately 21 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form-10K for the period ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) platform technology combines tumor-targeting antibodies with immune-stimulating linker payloads to create productive anti-tumor immune responses. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy with very good tolerability. Having explored hundreds of linker-payloads and dozens of different tumor targets, we know the importance of both the linker payload and the antibody and have developed a library of linker payloads we can use in our own development and in our collaborations.

Our first Boltbody ISAC is our BDC-1001 program, targeting a tumor antigen known as HER2. BDC-1001 recently completed a dose-escalation trial and is advancing into two Phase 2 clinical trials. Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. A prime example is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs) by targeting cell-surface receptors. Dectin-2 agonism results in these TAMs changing away from the M2 phenotype that suppresses immune responses and supports tumor growth to the tumor-destructive M1 phenotype.

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

In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021. In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche will be providing pertuzumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. A Phase 2 study exploring efficacy in HER2-positive colorectal, gastroesophageal, and endometrial is expected to commence in 2023. This study is designed to explore combination with nivolumab only after demonstration of monotherapy activity. A second two-arm Phase 2 study will compare BDC-1001 monotherapy to the combination of BDC-1001 and pertuzumab in HER2-positive breast cancer.

We have incurred operating losses since our inception. Our net losses were $88.1 million and $98.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $295.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Business Conditions and Macroeconomic Factors

Macroeconomic factors, such as increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, the ongoing COVID-19 pandemic, global supply chain constraints, geopolitical developments (such as the war in Ukraine), and recent and potential disruptions in access to bank deposits or lending commitments due to bank failures, have had, and we believe will continue to have, an impact on our business and results of operations. For example, the COVID-19 pandemic has caused, and could continue to cause significant disruption in the operations of contract development and manufacturing organizations, or CDMOs, contract research organizations, or CROs, and other third parties upon whom we rely. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The ongoing effects of the pandemic and associated economic conditions remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Item 1A, Risk Factors, and the Special Note Regarding Forward-Looking Statements elsewhere in this Annual Report for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

Components of Results of Operations

Revenue

To date, our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray for compensation based on agreed-upon full-time equivalent rates and out of pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray. The research plan and program development continues to be reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of our performance obligation to Toray.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through December 31, 2022, the majority of our third-party expenses were related to the research and development of BDC-1001, BDC-2034, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies and facilities, including other indirect costs, to specific product candidates because these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021	Change
	(In thousands)
Collaboration revenue	$5,729	$1,260	$4,469
Operating expenses:
Research and development	73,123	75,655	(2,532)
General and administrative	22,927	18,393	4,534
Total operating expense	96,050	94,048	2,002
Loss from operations	(90,321)	(92,788)	2,467
Other income (expense), net	—	—
Interest income	2,223	281	1,942
Change in fair value of preferred stock right liability	—	(6,084)	6,084
Total other expense, net	2,223	(5,803)	8,026
Net loss	(88,098)	(98,591)	10,493
Net unrealized loss on marketable securities	(598)	(321)	(277)
Comprehensive loss	$(88,696)	$(98,912)	$10,216

Collaboration Revenue

Revenue was $5.7 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The increase in revenue in the comparative periods was due to continued progress in our collaborations with Genmab and Innovent as we fulfill our performance obligations to our collaboration partners. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses decreased by $2.5 million from $75.6 million in 2021 to $73.1 million in 2022. The decrease was due to $9.4 million in lower manufacturing expenses related to the timing of batch production of our product candidates, offset by $2.5 million in higher clinical expenses related to the ongoing BDC-1001 clinical trial due to increase in patient activities, $2.1 million in higher facility-related expenses, $1.0 million in higher personnel-related expenses due to an increase in headcount, more travel, and higher consulting and professional services expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million from $18.4 million in 2021 to $22.9 million in 2022. The increase was due to $3.0 million in higher personnel-related expenses due to an increase in headcount and $1.4 million higher office and facility-related expenses, offset by lower consulting and professional services expenses.

Other Income (Expense), Net

Other Income (Expense), Net

Interest income increased by $1.9 million from $0.3 million in 2021 to $2.2 million in 2022. The increase was due to higher interest income from higher yields on our marketable securities.

Change in Fair Value of Convertible Preferred Stock Purchase Right Liability

The $6.1 million change in fair value of convertible preferred stock purchase right liability in 2021 derived from the increase in the fair value of the convertible preferred stock purchase right liability prior to the exercise of the convertible preferred stock purchase right in January 2021. Upon the exercise of the convertible preferred stock purchase right with the issuance of the Series C-2 convertible preferred stock, we remeasured the convertible preferred stock purchase right liability to fair value and reclassified to permanent equity on the balance sheets.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $295.1 million. Our net loss was $88.1 million and $98.6 million in 2022 and 2021, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of December 31, 2022 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements, and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Years Ended December 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(76,504)	$(57,066)
Investing activities	57,862	(232,201)
Financing activities	503	311,108
Net increase (decrease) in cash, cash equivalents and restricted cash	$(18,139)	$21,841

Operating Activities

Net cash used in operating activities was $76.5 million and $57.1 million for 2022 and 2021, respectively. Net cash used in operating activities for 2022 was due to our net loss of $88.1 million, adjusted for $14.7 million of non-cash charges and a $3.1 million change in operating assets and liabilities. The non-cash charges were comprised of $9.6 million for stock-based compensation, $3.2 million of non-cash lease related expense, $1.7 million for depreciation and amortization expense, and $0.2 million for accretion of discount on marketable securities. The change in net operating assets was due to a $2.6 million decrease in operating lease liabilities, a $2.2 million decrease in deferred revenue related to the Genmab Agreement and Innovent Agreement, and an $0.9 million increase in our prepaid expense and other assets, offset by a $2.8 million increase in our accounts payable and accrued expenses. Net cash used in operating activities for 2021 was due to our net loss of $98.6 million, adjusted for $21.0 million of non-cash charges and a $20.5 million change in operating assets and liabilities. The non-cash charges were comprised of $8.5 million for stock-based compensation, $6.1 million related to the change in fair value of convertible preferred stock purchase right liability, $2.7 million for accretion of discount on marketable securities, $2.5 million of non-cash lease related expense, $1.2 million for depreciation and amortization expense, and $0.1 million for loss on disposal of property and equipment. The change in net operating assets was due to a $15.6 million increase in deferred revenue related to the Genmab Agreement and Innovent Agreement and a $6.7 million increase in our accounts payable and accrued expenses, offset by a decrease in operating lease liabilities and an increase in our prepaid expense and other current assets.

Investing Activities

Net cash provided by investing activities was $57.9 million in 2022 and net cash used in investing activities was $232.2 million in 2021. The net cash provided by investing activities in 2022 was due to $240.5 million maturity of marketable securities, offset by $180.7 million in purchases of marketable securities and $2.0 million in purchases of property and equipment. Net cash used in 2021 was due to a $229.9 million net purchases of marketable securities and purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.5 million and $311.1 million for 2022 and 2021, respectively. The net cash provided by financing activities for 2022 was due to net proceeds from the issuance of common stock from the 2021 Employee Stock Purchase Program and exercise of stock options. Net cash provided by financing activities for 2021 was due to net proceeds of $244.3 million in connection with our IPO that was completed in February 2021, $51.9 million of net proceeds from the issuance of 5,611,059 shares of Series C-2 preferred stock in January 2021, $13.6 million of net proceeds from issuance of common stock related to the Genmab stock purchase agreement, and $1.3 million of net proceeds from the issuance of common stock from the 2021 Employee Stock Purchase Plan and exercise of stock options.

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

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or BMS, to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and our proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche granted us a non-exclusive, non-sublicensable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and our proprietary compound, BDC-1001, and has agreed to supply pertuzumab at no cost to us and we will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We expect to initiate the clinical trial evaluating the combination of pertuzumab and BDC-1001 in 2023.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in 2022 and 2021.

In 2022 and 2021, stock-based compensation expense related to stock options was $9.6 million and $8.5 million, respectively. As of December 31, 2022, the unrecognized stock-based compensation expense related to stock options was $14.6 million and is expected to be recognized as expense over a weighted-average period of approximately 2.1 years.

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

Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information

As of December 31, 2022, we had federal and state NOL carryforwards of $183.2 million and $230.5 million, respectively. The federal NOLs include $4.4 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035 unless previously utilized and $178.8 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. The federal NOLs not subject to expiration are available to offset up to 80% of taxable income each year indefinitely. The state NOL carryforwards will begin to expire in 2035, unless previously utilized. As of December 31, 2022, we also had federal and state research credit carryforwards of $7.1 million and $4.7 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards do not expire. We have established valuation allowances against our NOLs and research and development credits due to the uncertainty surrounding the realization of these assets. We file tax returns in the U.S. and California. We are not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

We have performed a Section 382 study as of December 31, 2021 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our NOL and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

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

Item 8. Financial Statements and Supplementary Data.

BOLT BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bolt Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bolt Biotherapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, of preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
San Jose, California March 29, 2023

We have served as the Company’s auditor since 2019.

BOLT BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,244	$27,383
Short-term investments	159,644	158,836
Prepaid expenses and other current assets	3,858	2,941
Total current assets	172,746	189,160
Property and equipment, net	6,453	6,158
Operating lease right-of-use assets	22,072	24,445
Restricted cash	1,565	1,565
Long-term investments	23,943	85,348
Other assets	1,028	1,042
Total assets	$227,807	$307,718

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,594	$3,574
Accrued expenses and other current liabilities	15,140	12,384
Deferred revenue	1,993	2,869
Operating lease liabilities	2,391	2,501
Total current liabilities	23,118	21,328
Operating lease liabilities, net of current portion	20,220	21,854
Deferred revenue, non-current	12,921	14,207
Other long-term liabilities	42	210
Total liabilities	56,301	57,599
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at December 31, 2022 and 2021; zero shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 37,797,902 and 37,399,694 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	467,513	457,430
Accumulated other comprehensive loss	(919)	(321)
Accumulated deficit	(295,088)	(206,990)
Total stockholders' equity	171,506	250,119
Total liabilities, convertible preferred stock, and stockholders' equity	$227,807	$307,718

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Collaboration revenue	$5,729	$1,260
Operating expenses:
Research and development	73,123	75,655
General and administrative	22,927	18,393
Total operating expense	96,050	94,048
Loss from operations	(90,321)	(92,788)
Other income (expense), net
Interest income	2,223	281
Change in fair value of convertible preferred stock purchase right liability	—	(6,084)
Total other income (expense), net	2,223	(5,803)
Net loss	(88,098)	(98,591)
Net unrealized loss on marketable securities	(598)	(321)
Comprehensive loss	$(88,696)	(98,912)
Net loss per share, basic and diluted	$(2.36)	$(2.97)
Weighted-average shares outstanding, basic and diluted	37,358,425	33,196,712

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	15,232,275	$105,296	2,130,139	$—	3,452	$—	$(108,399)	$(104,947)
Issuance of Series C-2 convertible preferred stock, net of issuance cost of $42	5,611,059	$51,902	—	—	—	—	—	—
Reclassification of convertible preferred stock purchase right liability to equity upon issuance of convertible C-2 preferred stock	—	31,308	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock	(20,843,334)	(188,506)	20,843,334	—	188,506	—	—	188,506
Issuance of common stock upon initial public offering, net of issuance costs of $22,541	—	—	13,225,000	—	241,959	—	—	241,959
Issuance of common stock upon exercise of warrants	—	—	82,603	—	-	—	—	-
Issuance of common stock related to stock purchase agreement	—	—	821,045	—	13,638	—	—	13,638
Issuance of common stock under employee stock purchase plan	—	—	125,567	—	640	—	—	640
Issuance of common stock upon exercise of stock options	—	—	172,006	—	612	—	—	612
Vesting of early exercised options	—	—	—	—	123	—	—	123
Stock-based compensation	—	—	—	—	8,500	—	—	8,500
Unrealized loss on available-for-sale investments	—	—	—	—	—	(321)	—	(321)
Net loss	—	—	—	—	—	—	(98,591)	(98,591)
Balance at December 31, 2021	—	$—	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Issuance of common stock upon vesting of restricted stock units	—	—	80,533	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	258,488	—	368	—	—	368
Issuance of common stock upon exercise of stock options	—	—	59,187	—	135	—	—	135
Vesting of early exercised options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	9,576	—	—	9,576
Unrealized loss on available-for-sale investments	—	—	—	—	—	(598)	—	(598)
Net loss	—	—	—	—	—	—	(88,098)	(88,098)
Balance at December 31, 2022	—	$—	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,098)	$(98,591)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,666	1,193
Stock-based compensation expense	9,576	8,500
Accretion of premium/discount on short-term investments	184	2,654
Loss on disposal of property and equipment	—	108
Change in fair value of convertible preferred stock purchase right liability	—	6,084
Non-cash lease expense	3,225	2,479
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(903)	(568)
Accounts payable and accrued expenses	2,768	6,676
Operating lease liabilities	(2,596)	(1,179)
Deferred revenue	(2,162)	15,574
Other long-term liabilities	(164)	4
Net cash used in operating activities	(76,504)	(57,066)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,953)	(2,338)
Purchases of marketable securities	(180,704)	(313,375)
Maturities of marketable securities	240,519	83,512
Net cash provided by (used in) investing activities	57,862	(232,201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net	—	51,902
Proceeds from initial public offering, net of issuance cost	—	244,316
Proceeds from issuance of common stock related to stock purchase agreement	—	13,638
Proceeds from issuance of common stock	503	1,252
Payment of deferred offering cost	—	—
Net cash provided by financing activities	503	311,108
NET INCREASE (DECREASE) IN CASH	(18,139)	21,841
Cash, cash equivalents and restricted cash at beginning of year	28,948	7,107
Cash, cash equivalents and restricted cash at end of period	$10,809	$28,948
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,244	$27,383
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$10,809	$28,948
Supplemental schedule of non-cash investing and financing activities:
Vesting of unvested issued common stock	$4	$123
Purchases of property and equipment included in accounts payable and accrued liabilities	$8	$1,021
Deferred offering costs in accounts payable and accrued liabilities	$102	$—
Right of use assets obtained in exchange for operating lease obligations	$852	$14,657

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications on the statement of cash flows have been made to prior period amounts to conform to current period presentation.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since our inception and anticipates to continue to incur net losses for the foreseeable future. As of December 31, 2022, the Company had cash and cash equivalents and marketable securities of $192.8 million and an accumulated deficit of $295.1 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for BDC-1001 and BDC-3042 and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacturing the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pay employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At December 31, 2022 and 2021, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions where the funds are held.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, cash and cash equivalents consisted primarily of bank deposits and money market funds which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of December 31, 2022 and 2021, the Company had $1.6 million of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2025 and 2031 (see Note 7).

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

To date, all of the Company’s revenue has been derived from its development agreement with Toray Industries, Inc. (“Toray”), Genmab A/S (“Genmab”), and Innovent Biologics, Inc. (“Innovent”), as described in Note 6.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities. The Company incurred net unrealized loss on marketable securities of $0.6 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively.

Segment Reporting

The Company has one operating segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, which is the Company's Chief Executive Officer, in making decisions regarding resource allocation and assessing performance.

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

During the years ended December 31, 2022 and 2021, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase right liability described below.

There were no transfers within the hierarchy during the years ended December 31, 2022 and 2021.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$12,754	$11	$(99)	$12,666
U.S. treasury securities	54,747	1	(517)	54,231
Other government agency securities	5,009		(29)	4,980
Commercial paper	56,170	—	—	56,170
Corporate debt securities	55,827	—	(287)	55,540
Total	$184,507	$12	$(932)	$183,587

	December 31, 2021
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$34,058	$—	$(18)	$34,040
U.S. treasury securities	39,985	—	(171)	39,814
Other government agency securities	5,068		(22)	5,046
Commercial paper	64,956	—	—	64,956
Corporate debt securities	100,438	12	(122)	100,328
Total	$244,505	$12	$(333)	$244,184

At December 31, 2022 and 2021, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$6,885	$6,885	$—	$—
Asset backed securities	12,666	—	12,666	—
U.S. treasury securities	54,231	54,231	—	—
Other government agency securities	4,980	—	4,980
Commercial paper	56,170	—	56,170	—
Corporate debt securities	55,540	—	55,540	—
Total	$190,472	$61,116	$129,356	$—

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$22,917	$22,917	$—	$—
Asset backed securities	34,040	—	34,040	—
U.S. treasury securities	39,814	39,814	—	—
Other government agency securities	5,046	-	5,046
Commercial paper	64,956	—	64,956	—
Corporate debt securities	100,328	—	100,328	—
Total	$267,101	$62,731	$204,370	$—

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015 and June 2018, the Company entered into license agreements (the “Stanford Agreement”), as amended, with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. During the years ended December 31, 2022 and 2021, the Company paid Stanford $55,000 and $40,000, respectively, in license and milestone fees under the Stanford Agreements. In addition, the Company paid Stanford $102,700 and $80,800 during the years ended December 31, 2022 and 2021, respectively, for reimbursement of patent maintenance costs which are included as part of general and administrative expense. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$9,738	$7,889
Office equipment	358	369
Leasehold improvements	272	145
Total property and equipment	10,368	8,403
Less accumulated depreciation and amortization	(3,915)	(2,245)
Total	$6,453	$6,158

Depreciation expense related to property and equipment was $1.7 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued research and development	$9,373	$6,300
Accrued compensation	4,804	4,886
Accrued other	963	1,198
Total	$15,140	$12,384

6. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Agreement”) with Toray to jointly develop and commercialize a Boltbody immune-stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 717,514 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s initial public offering (“IPO”), all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2022, and 2021, contract liability totaling $1.5 million at each period-end were recorded in deferred revenue in long-term liabilities on the balance sheet due to the ongoing reevaluation of the research plan and the continued assessment of program development by both parties. The outcome of this reevaluation may impact the scope and timing of such services.

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

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab. Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 821,045 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $26.6 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2022, receivables of $0.8 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2022, contract liabilities totaling $8.5 million were recorded in deferred revenue with $1.4 million in current liabilities and $7.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2020	$—
Addition—fixed consideration	11,362
Addition—amount billed for research and development services	472
Revenue recognized	(1,260)
Balance at December 31, 2021	10,574
Addition—amount billed for research and development services	2,166
Revenue recognized	(4,242)
Balance at December 31, 2022	$8,498

The Company recorded $4.2 million and $1.3 million in revenue earned during the years ended December 31, 2022 and 2021, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s advanced ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”) which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. Both options expired unexercised on May 25, 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $15.5 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2022, contract liabilities totaling $5.0 million were recorded in deferred revenue with $0.6 million in current liabilities and $4.4 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2021	$5,000
Addition—amount billed for research and development services	1,444
Revenue recognized in 2022	(1,487)
Balance at December 31, 2022	$4,957

The Company recorded $1.5 million and zero in revenue earned during the years ended December 31, 2022 and 2021, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payment, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and the Company’s proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to the Company and the Company will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the BMS Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses. The Company initiated the clinical trial for the combination therapy of nivolumab and BDC-1001 in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, the Company entered into a clinical supply agreement with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer (the "Roche Agreement"). Under the Roche Agreement, Roche granted the Company a non-exclusive, non-sublicensable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and the Company's proprietary compound, BDC-1001, and has agreed to supply pertuzumab at no cost to the Company and the Company will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the Roche Agreement, the Company concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expires on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.8 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, we have no leases accounted for as finance right-of-use lease and finance right-of-use leases used in 2021 to finance capital equipment such as printers or ozone generators were immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 were 7.4 years and 11.0%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2021 were 8.0 years and 10.7%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operation leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of December 31, 2022 and 2021.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Total operating lease cost	$4,346	$3,842

Supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating cash flows from operating leases	$4,660	$3,112

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of December 31, 2022 (in thousands):

	Operating Leases	Sublease Income
2023	$4,726	$699
2024	4,886	540
2025	4,340	—
2026	3,484	—
2027	3,602	—
Thereafter	13,238	—
Total lease payments	34,276	1,239
Less interest	(11,665)	—
Total	$22,611	1,239

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancellable by the Company upon delivering the appropriate prior written notice. At December 31, 2022, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2022, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

8. Convertible Preferred Stock

Issuance of Series C-1 and Series C-2 Convertible Preferred Stock

In June 2020, the Company entered into a preferred stock purchase agreement with existing and new investors to raise up to $93.5 million in two separate tranches. The first tranche closed in June 2020 with the issuance of Series C-1 convertible preferred stock and the investors agreed to buy, and the Company agreed to sell up to 5,611,065 shares of Series C-2 convertible preferred stock at a price per share of $9.2575, for potential additional gross proceeds of $51.9 million, upon the achievement of certain milestones as defined in the agreement. The commitment made by the investors to invest in the second tranche of the Series C-2 convertible preferred stock was considered a separate freestanding financial instrument and was recorded at fair value as a convertible preferred stock purchase right liability on the balance sheet with changes in fair value recorded as other income (expense) in the statement of operations and comprehensive loss. In January 2021, the Company issued the additional 5,611,059 shares of Series C-2 convertible preferred stock for net proceeds of $51.9 million and accordingly, this contractual obligation was settled, and the convertible preferred stock purchase right liability was remeasured to its fair value and reclassified to permanent equity, with changes in fair value of this liability totaling $6.1 million recorded in other income (expense) in the statement of operations and comprehensive loss. In February 2021, all outstanding shares of convertible preferred stock were converted into the Company’s common stock in connection with the IPO.

9. COMMON STOCK

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of December 31, 2022, no shares of the Company's common stock have been sold under the ATM.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance:

December 31, 2022
Common stock options issued and outstanding	7,225,635
Common stock restricted stock awards issued and outstanding	121,867
Common stock available for future issuance under the 2021 Plan	2,222,642
Common stock available for future issuance under the ESPP	450,083
Total	10,020,227

10. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and stock awards granted under the 2021 Plan vest at the rate specified in the stock option agreement and shall have terms no more than ten years from the date of grant. The terms and conditions governing the stock awards under the 2021 Plan are at the sole discretion of the board of directors. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of January 1 of each calendar year that commences after the 2021 Plan becomes effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,869,984 shares on January 1, 2022.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year that commences after the ESPP becomes effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 373,996 shares on January 1, 2022. During the year ended December 31, 2022, 258,488 shares were issued under the ESPP and 85,425 shares were issued under the ESPP during the same period in 2021.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expenses related to the Performance Awards of approximately $0.3 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

The following table summarizes the stock option activity during the year ended December 31, 2022:

	Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Weighted-average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,623,116	$7.72	8.3		$6,075
Granted	3,291,330	$2.54		$1.86
Exercised	(56,897)	$2.37
Canceled/forfeited	(1,631,914)	$7.07
Outstanding at December 31, 2022	7,225,635	$5.55	8.0		$—
Exercisable at December 31, 2022	3,340,108	$5.68	7.2		$—
Vested or expected to vest at December 31, 2022	7,225,635	$5.55	8.0		$—

The intrinsic value of options exercised was $45,000 and $2.7 million during the year ended December 31, 2022 and 2021, respectively. The fair value of options vested was $7.9 million and $6.2 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was approximately $14.6 million of unrecognized stock-based compensation related to unvested stock options, which the Company expects to recognize over a weighted-average period of 2.1 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2022	2021
Expected volatility	88-93%	89-95%
Risk-free interest rate	1.7-4.3%	0.6-1.4%
Expected option life (in years)	5.0-6.1	5.8-6.1
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$0.98-$2.75	$3.04-$22.07

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

Fair Value of Common Stock–Prior to the Company's IPO in February 2021, the fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm using an approach consistent with the methods outlined in the American Institute of Certified Public Accountants' Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock required significant judgment and management considered several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$4,109	$4,460
General and administrative	5,467	4,040
Total	$9,576	$8,500

Restricted Stock Awards

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

The following table summarizes the activity of the restricted stock awards during the year ended December 31, 2022:

	RSU Outstanding	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2021	336,000	$4.51
Granted	—
Vested	(80,533)	$4.51
Canceled/forfeited	(133,600)	$4.51
Outstanding at December 31, 2022	121,867	$4.51

As of December 31, 2022, total unrecognized stock-based compensation expense relating to unvested restricted stock awards was $0.5 million and the weighted-average remaining vesting period was 1.9 years.

The aggregate intrinsic value of restricted stock award is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock awards expected to vest as of December 31, 2022. As of December 31, 2022, the aggregate intrinsic value of restricted stock awards was $158,000.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2022	2021
Numerator:
Net loss	$(88,098)	$(98,591)
Denominator:
Weighted average common shares outstanding	37,574,757	33,216,339
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(216,332)	(28,453)
Warrants to purchase common stock	—	8,826
Weighted average common shares outstanding - basic and diluted	37,358,425	33,196,712
Net loss per share attributable to common stockholders, basic and diluted	$(2.36)	$(2.97)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2022	2021
Common stock options issued and outstanding	7,225,635	5,623,116
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	121,867	337,440
Total	7,347,502	5,960,556

12. 401(K) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2021, the Company makes matching contributions of up to 3% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2022 and 2021, the Company made contributions to the 401(k) plan of $0.5 million and $0.3 million, respectively.

13. Income Taxes

The Company recorded a current state tax provision of zero related to state minimum taxes for each of the years ended December 31, 2022 and 2021, which is recorded in general and administrative expenses in the accompanying statement of operations and comprehensive loss.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021
Income tax benefit at statutory rates	$(18,501)	$(20,704)
Permanent items	5	2
Valuation allowance	16,920	20,028
Stock-based compensation	1,307	968
Research and development tax credits	269	(1,572)
Preferred tranche liability fair value adjustment	—	1,278
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$42,564	$41,548
Research tax credits	6,928	6,366
Intangible assets	168	186
Reserves and accruals	3,787	827
Stock-based compensation	1,953	1,026
Lease liability	6,600	7,075
Capitalized research and development expenses	13,250	—
Total deferred tax assets	75,250	57,028
Less valuation allowance	(68,192)	(49,385)
Net deferred tax assets	7,058	7,643
Deferred tax liabilities:
Right-of-use assets	(6,443)	(7,101)
Property and equipment	(472)	(366)
Prepaid assets	(143)	(176)
Total deferred tax assets	(7,058)	(7,643)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2022 and 2021 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $18.8 million between December 31, 2022 and December 31, 2021 due primarily to the generation of operating losses.

As of December 31, 2022, the Company has net operating loss carryforwards for federal and state income tax purposes of $183.2 million and $230.5 million, respectively. The federal net operating loss carryforwards generated prior to 2018 and state net operating loss carryforwards, if not utilized, will expire beginning in 2035. Federal net operating losses aggregating $178.8 million are not subject to expiration.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $7.1 million and $4.7 million, respectively, as of December 31, 2022. The federal credits begin to expire in 2038 and the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2021 and expects approximately $2.8 million of federal research and development tax credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2022	2021
Balance at beginning of period	$12,659	$1,125
Increase related to prior year positions	—	4,139
Decrease related to prior year positions	(5,054)	—
Increase related to current year positions	6,214	7,395
Balance at end of period	$13,819	$12,659

During the years ended December 31, 2022 and 2021, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

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

On June 29, 2020, California Governor Newsom signed to law the state’s budget package which included Assembly Bill 85 (AB 85). AB 85 contained two major tax changes: (1) it suspends the usage of net operating losses for certain taxpayers; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. Senate Bill 113 (SB 113), which Governor Newsom signed into law Feb. 9, 2022, contains important California tax law changes, including reinstatement of 2022 business tax credits and net operating loss deductions limited by AB 85. The Company is in a taxable loss position in 2022 and 2021 and thus the bill has no impact on the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2022, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an audit report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K. In addition, because we are an “emerging growth company” defined in the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Remediation of Previously Identified Material Weakness

We have previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 the following material weakness in our internal control over financial reporting:

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

As of December 31, 2022, management sufficiently completed its remediation of this material weakness by taking the following actions:

•
increased the number of accounting personnel;
•
completed a comprehensive risk assessment to identify, design, and implement our internal controls;
•
implemented improvement and refinement of our internal control related to our review of users with access to its key financial systems, specifically to validate and evidence that all users were subject to review and access was appropriate;
•
refined our review of user access controls which restrict system users from having access to create and post journal entries; and
•
completed the review and enhancement of business policies, procedures, and related internal controls to standardize business processes.

We have completed the documentation and review of the corrective actions described above and our management has concluded that the design and operation of our internal control over financial reporting is effective and therefore that this previously identified material weakness has been fully remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were material changes in our internal control over financial reporting related to changes in user access controls and segregation of duties during, as described above, the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022 under the captions “Proposal 1: Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022 under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation of Non-Employee Board Members” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022 under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022 under the captions and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2022 under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The financial statements required to be filed by Items 8 and 15(c) of this Annual Report on Form 10-K, and filed herewith, are as follows:

(a)(2) Financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below have been omitted as they are not applicable.

(a)(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

10.1	Amended and Restated Investor Rights Agreement, dated June 26, 2020, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-252136	10.1	1/15/2021

10.2+	2015 Equity Incentive Plan, as amended.	S-1/A	333-252136	10.2	2/1/2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-252136	10.3	1/15/2021

10.4+	2021 Equity Incentive Plan.	S-1/A	333-252136	10.4	2/1/2021

10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.5	2/1/2021

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.6	2/1/2021

10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-252136	10.7	2/1/2021

10.8	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-252136	10.8	1/15/2021

10.9	Form of Warrant to Purchase Common Stock.	S-1	333-252136	10.9	1/15/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10+	Offer of Employment by and between the Registrant and Randall C. Schatzman, dated June 10, 2019.	S-1	333-252136	10.10	1/15/2021

10.11+	Offer Letter by and between the Registrant and William Quinn, dated April 14, 2020.	S-1	333-252136	10.11	1/15/2021

10.12+	Offer Letter by and between the Registrant and Edith Perez, dated March 16, 2020.	S-1	333-252136	10.13	1/15/2021

10.13+	Offer Letter by and between the Registrant and Grant Yonehiro, dated October 26, 2016.	S-1	333-252136	10.14	1/15/2021

10.14	Sublease Agreement by and between the Registrant and Armo Biosciences, Inc., dated April 18, 2019.	S-1	333-252136	10.17	1/15/2021

10.15	Consent to Sublease Agreement by and between the Registrant, Armo Biosciences, Inc. and HCP LS Redwood City, LLC, dated June 14, 2019.	S-1	333-252136	10.18	1/15/2021

10.16	Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated August 7, 2020	S-1	333-252136	10.19	1/15/2021

10.17#	Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 18, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated August 2, 2016, and Amendment No. 2 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University dated June 25, 2018.	S-1	333-252136	10.20	1/15/2021

10.18#	Exclusive Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated June 1, 2018.	S-1	333-252136	10.21	1/15/2021

10.19#	Master Services Agreement by and between the Registrant and Piramal Healthcare UK Ltd, dated June 26, 2018.	S-1	333-252136	10.23	1/15/2021

10.20+	Consulting Agreement by and between the Registrant and David Dornan, Ph.D., dated March 3, 2022.	8-K	001-39988	10.1	3/4/2022

10.21#	Amended and Restated Supply Agreement between the Registrant and EirGenix, Inc., dated January 25, 2022.	10-Q	001-39988	10.1	5/12/2022

10.22	Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated March 30, 2022.	S-3	333-263994	1.2	3/30/2022

10.23#	Clarification Letter dated April 27, 2022 between the Registrant and EirGenix, Inc.	10-Q	001-39988	10.1	8/10/2022

10.24+	Amended and Restated Severance and Change in Control Plan.					X

10.25	First Amendment to Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated November 7, 2022.					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan, contract or arrangement.
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

Date: March 29, 2023	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
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

Signature	Title	Date

/s/ Randall C. Schatzman, Ph.D. Randall C. Schatzman, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ William P. Quinn William P. Quinn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Laura Berner Laura Berner	Director	March 29, 2023

/s/ Edgar G. Engleman, M.D. Edgar G. Engleman, M.D	Director	March 29, 2023

/s/ James I. Healy, M.D James I. Healy, M.D.	Director	March 29, 2023

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 29, 2023

/s/ Frank D. Lee Frank D. Lee	Director	March 29, 2023

/s/ Richard A. Miller, M.D. Richard A. Miller, M.D.	Director	March 29, 2023

/s/ Brian O’Callaghan Brian O’Callaghan	Director	March 29, 2023

/s/ Nicole Onetto, M.D. Nicole Onetto, M.D.	Director	March 29, 2023

/s/ Mahendra G. Shah, Ph.D. Mahendra G. Shah, Ph.D.	Director	March 29, 2023