Form 10-Q
period 2023-03-31
Bolt Biotherapeutics, Inc.
filed 2023-05-11
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 37,813,315 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$14,836	$9,244
Short-term investments	111,543	159,644
Prepaid expenses and other current assets	5,230	3,858
Total current assets	131,609	172,746
Property and equipment, net	6,035	6,453
Operating lease right-of-use assets	21,353	22,072
Restricted cash	1,565	1,565
Long-term investments	44,586	23,943
Other assets	1,033	1,028
Total assets	$206,181	$227,807
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,835	$3,594
Accrued expenses and other current liabilities	10,334	15,140
Deferred revenue	1,600	1,993
Operating lease liabilities	2,484	2,391
Total current liabilities	16,253	23,118
Operating lease liabilities, net of current portion	19,568	20,220
Deferred revenue, non-current	12,631	12,921
Other long-term liabilities	43	42
Total liabilities	48,495	56,301
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at March 31, 2023 and December 31, 2022; zero shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 37,813,037 and 37,797,902 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	469,989	467,513
Accumulated other comprehensive loss	(235)	(919)
Accumulated deficit	(312,068)	(295,088)
Total stockholders' equity:	157,686	171,506
Total liabilities and stockholders' equity	$206,181	$227,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$1,826	$813
Operating expenses:
Research and development	14,625	18,385
General and administrative	5,616	6,304
Total operating expense	20,241	24,689
Loss from operations	(18,415)	(23,876)
Other income, net
Interest income, net	1,435	198
Total other income, net	1,435	198
Net loss	(16,980)	(23,678)
Net unrealized gain (loss) on marketable securities	684	(1,075)
Comprehensive loss	$(16,296)	$(24,753)
Net loss per share, basic and diluted	$(0.45)	$(0.64)
Weighted-average shares outstanding, basic and diluted	37,684,023	37,127,876

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Vesting of restricted stock units	15,135	—	—	—	—	—
Stock-based compensation	—	—	2,476	—	—	2,476
Unrealized gain on available-for-sale investments	—	—	—	684	—	684
Net loss	—	—	—	—	(16,980)	(16,980)
Balance at March 31, 2023	37,813,037	$—	$469,989	$(235)	$(312,068)	$157,686

	Three Months Ended March 31, 2022
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Vesting of restricted stock units	25,834	—	—	—	—	—
Issuance of common stock upon exercise of stock options	45,784	—	107	—	—	107
Vesting of early exercised options	—	—	2	—	—	2
Stock-based compensation	—	—	2,919	—	—	2,919
Unrealized loss on available-for-sale investments	—	—	—	(1,075)	—	(1,075)
Net loss	—	—	—	—	(23,678)	(23,678)
Balance at March 31, 2022	37,471,312	$—	$460,458	$(1,396)	$(230,668)	$228,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,980)	$(23,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	357
Stock-based compensation expense	2,476	2,919
Accretion of premium/discount on marketable securities	(852)	466
Non-cash lease expense	719	1,171
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,377)	(2,120)
Accounts payable and accrued expenses	(6,611)	(2,392)
Operating lease liabilities	(559)	(982)
Deferred revenue	(683)	(51)
Other long-term liabilities	1	(4)
Net cash used in operating activities	(23,399)	(24,314)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(605)
Purchases of marketable securities	(42,883)	(76,084)
Maturities of marketable securities	71,877	117,534
Net cash provided by investing activities	28,991	40,845
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	107
Net cash provided by financing activities	—	107
Net increase in cash	5,592	16,638
Cash, cash equivalents and restricted cash at beginning of year	10,809	28,948
Cash, cash equivalents and restricted cash at end of period	$16,401	$45,586
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$14,836	$44,021
Restricted cash	1,565	1,565
Total cash, cash equivalents and restricted cash	$16,401	$45,586
Supplemental schedule of non-cash investing and financing activities:
Vesting of early exercised options	$—	$2
Purchases of property and equipment included in accounts payable and accrued liabilities	$46	$231
Deferred offering costs in accounts payable and accrued liabilities	$102	$64

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its product candidates, ability to raise additional capital, development of new technological innovations by its competitors, delay or inability to obtain chemical or biological intermediates from such suppliers required for the synthesis of the Company’s product candidates, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights, and regulatory clearance and market acceptance of the Company’s products.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including pandemics, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position, and results of operations.

Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and anticipates continuing to incur net losses for the foreseeable future. As of March 31, 2023, the Company had cash and cash equivalents and marketable securities of $171.0 million and an accumulated deficit of $312.1 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for BDC-1001 and BDC-3042 and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that the Company will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the statements of operations and comprehensive loss.

The Company elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within cash and cash equivalents on the Company's condensed balance sheets. The Company's accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected by the Company.

Marketable Securities

The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the balance sheets, with unrealized gains and non-credit related losses that are determined to be temporary, if any, reported as a component of other comprehensive income (loss) within the statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than three months but less than one year as short-term investments, and those with remaining maturities greater than one year are classified as long-term investments. The Company invests its excess cash balances primarily in corporate debt securities. Realized gains and losses are calculated on the specific identification method and recorded as interest income and were immaterial for all periods presented.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of March 31, 2023 and December 31, 2022, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Recent Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-03, and ASU 2020-02. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's unaudited condensed financial statements.

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

During the three months ended March 31, 2023, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three months ended March 31, 2023 or 2022.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$20,009	$20	$(75)	$19,954
U.S. treasury securities	43,644	19	(158)	43,505
Other government agency securities	9,787	41	—	9,828
Commercial paper	47,282	—	—	47,282
Corporate debt securities	35,642	11	(93)	35,560
Total	$156,364	$91	$(326)	$156,129

	December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$12,754	$11	$(99)	$12,666
U.S. treasury securities	54,747	1	(517)	54,231
Other government agency securities	5,009	—	(29)	4,980
Commercial paper	56,170	—	—	56,170
Corporate debt securities	55,827	—	(287)	55,540
Total	$184,507	$12	$(932)	$183,587

As of March 31, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of March 31, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$5,027	$(6)	$14,927	$(69)	$19,954	$(75)
U.S. treasury securities	17,834	(14)	25,671	(144)	43,505	(158)
Corporate debt securities	1,999	(1)	33,561	(92)	35,560	(93)
	$24,860	$(21)	$74,159	$(305)	$99,019	$(326)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,180	$(5)	$9,485	$(94)	$12,665	$(99)
U.S. treasury securities	14,723	(28)	39,508	(489)	54,231	(517)
Other government agency securities	—	—	4,980	(29)	4,980	(29)
Corporate debt securities	6,977	(32)	48,563	(255)	55,540	(287)
	$24,880	$(65)	$102,536	$(867)	$127,416	$(932)

Accrued interest receivable on available-for-sale securities were $0.4 million and $0.5 million at March 31, 2023 and December 31, 2022, respectively, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the year ended March 31, 2023.

At March 31, 2023 and December 31, 2022, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$12,550	$12,550	$—	$—
Asset-backed securities	19,954	—	19,954	—
U.S. treasury securities	43,505	43,505	—	—
Other government agency securities	9,828	—	9,828	—
Commercial paper	47,282	—	47,282	—
Corporate debt securities	35,560	—	35,560	—
Total	$168,679	$56,055	$112,624	$—

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$6,885	$6,885	$—	$—
Asset-backed securities	12,666	—	12,666	—
U.S. treasury securities	54,231	54,231	—	—
Other government agency securities	4,980	—	4,980	—
Commercial paper	56,170	—	56,170	—
Corporate debt securities	55,540	—	55,540	—
Total	$190,472	$61,116	$129,356	$—

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015, the Company entered into a license agreement (as amended, the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive license to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. No royalty payments have been made to date.

Effective May 10, 2023, the Company terminated a license agreement with Stanford entered into in June 2018, after determining it was no longer necessary. The termination did not result in any payments due to Stanford.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$9,786	$9,738
Office equipment	358	358
Leasehold improvements	272	272
Total property and equipment	10,416	10,368
Less accumulated depreciation and amortization	(4,381)	(3,915)
Total	$6,035	$6,453

Depreciation expense related to property and equipment was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued research and development	$6,853	$9,373
Accrued compensation	2,348	4,804
Accrued other	1,133	963
Total	$10,334	$15,140

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2023 and December 31, 2022, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in long-term liabilities on the balance sheet due to the ongoing reevaluation of the research plan and the continued assessment of program development by both parties. The outcome of this reevaluation may impact the scope and timing of such services.

The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out-of-pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company has determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 821,045 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $26.5 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2023, receivables of $0.5 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2023, contract liabilities totaling $8.1 million were recorded in deferred revenue with $1.0 million in current liabilities and $7.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2022	$8,498
Addition—amount billed for research and development services	549
Revenue recognized	(993)
Balance at March 31, 2023	$8,054

The Company recorded $1.0 million and $0.6 million in revenue earned during the three months ended March 31, 2023 and 2022, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company’s Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company has determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Innovent Agreement, the Company entered into a stock purchase agreement with Innovent (the “Innovent SPA”), which contains both a put option and call option allowing Innovent and the Company to respectively initiate a market value purchase and sale of the Company’s common stock, for an aggregate investment of up to $10.0 million by Innovent, subject to certain share price limitations. The Innovent Agreement and Innovent SPA have been evaluated together and since the options may be exercised at market value by either party, no consideration from the Innovent SPA has been allocated to the Innovent Agreement and included in the total consideration for collaboration revenue. Both options expired unexercised on May 25, 2022.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $14.5 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2023, receivables of $1.5 million related to research and development services performed under the Innovent Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2023, contract liabilities totaling $4.7 million were recorded in deferred revenue with $0.6 million in current liabilities and $4.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2022	$4,957
Addition—amount billed for research and development services	593
Revenue recognized	(833)
Balance at March 31, 2023	$4,717

The Company recorded $0.8 million and $0.2 million in revenue earned during the three months ended March 31, 2023 and 2022, respectively, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture, and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions. The amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payments, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study BDC-1001 in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and the Company’s proprietary compound, BDC-1001, and has agreed to supply nivolumab at no cost to the Company and the Company will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the BMS Agreement, the Company has concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses. The Company initiated the clinical trial for the combination therapy of nivolumab and BDC-1001 in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, the Company entered into a clinical supply agreement with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer (the "Roche Agreement"). Under the Roche Agreement, Roche granted the Company a non-exclusive, non-sublicenseable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and the Company's proprietary compound, BDC-1001, and has agreed to supply pertuzumab at no cost to the Company. The Company will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to BDC-1001, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the Roche Agreement, the Company has concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expires on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.2 million for each of the three months ended March 31, 2023 and 2022.

At March 31, 2023 and December 31, 2022, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2023 were 7.2 years and 11.0%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 were 7.4 years and 11.0%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Total operating lease cost	$1,121	$1,134

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating cash flows from operating leases	$1,162	$1,185

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2023 (in thousands):

	Operating Leases	Sublease Income
2023	$3,564	$527
2024	4,886	540
2025	4,340	—
2026	3,484	—
2027	3,602	—
Thereafter	13,238	—
Total minimum lease payments/sublease income	33,114	1,067
Less imputed interest	(11,062)	—
Total	$22,052	$1,067

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancellable by the Company upon delivering the appropriate prior written notice. At March 31, 2023, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of March 31, 2023, no shares of the Company's common stock have been sold under this ATM.

9. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,889,895 shares on January 1, 2023.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 377,979 shares on January 1, 2023. No shares were issued under the ESPP during the three months ended March 31, 2023 and 2022.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $47,000 and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,026	$1,341
General and administrative	1,450	1,578
Total	$2,476	$2,919

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(16,980)	$(23,678)
Denominator:
Weighted average common shares outstanding	37,801,602	37,433,685
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(117,579)	(305,809)
Weighted average common shares outstanding - basic and diluted	37,684,023	37,127,876
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.64)

Potentially dilutive shares to be issued under the ESPP as of March 31, 2023 and 2022 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2023	2022
Common stock options issued and outstanding	10,459,470	7,284,154
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	104,182	263,559
Total	10,563,652	7,547,713

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

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response. Our proprietary Boltbody™ ISAC (immune-stimulating antibody conjugate) platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads to create productive anti-tumor immune responses. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy with very good tolerability. Having explored hundreds of linker-payloads and dozens of different tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

Our first Boltbody ISAC is our BDC-1001 program, targeting a tumor antigen known as HER2. BDC-1001 recently completed the Phase 1 stage of clinical development and we have determined a recommended Phase 2 dose for further clinical evaluation. BDC-1001 is advancing into a Phase 2 program that includes four different HER2-positive solid tumor types. Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. A prime example is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism results in these TAMs changing away from the M2 phenotype that suppresses immune responses and supports tumor growth into a tumor-destructive M1 phenotype.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, and licensing, developing intellectual property, raising capital, developing product candidates, and conducting preclinical studies and early clinical trials. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions, and other offering expenses. In May 2021, we issued 821,045 shares of our common stock to Genmab for gross proceeds of approximately $15.0 million.

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

In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study BDC-1001 in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of patients with HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and BDC-1001 in the fourth quarter of 2021. In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche will be providing pertuzumab at no cost to us and we will sponsor, fund, and conduct an initial Phase 2 clinical trial in accordance with an agreed-upon protocol. The Phase 2 continuation of our initial Phase 1/2 study will explore efficacy in patients with HER2-positive colorectal, gastroesophageal, and endometrial cancer. These tumor types will be studied in three distinct cohorts and the study is expected to commence in 2023. This study is designed to explore combination with nivolumab after demonstration of monotherapy activity. A second two-arm Phase 2 study will evaluate BDC-1001 monotherapy and BDC-1001 in combination with pertuzumab in HER2-positive breast cancer.

We have incurred operating losses since our inception. Our net losses were $17.0 million and $23.7 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had an accumulated deficit of $312.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Business Conditions and Macroeconomic Factors

Macroeconomic factors, such as increased inflation and interest rates, recessionary fears, financial and credit market fluctuations, changes in economic policy, global supply chain constraints, and recent and potential disruptions in access to bank deposits due to bank failures, have had, and we believe will continue to have, an impact on our business and results of operations. Similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

The effects of a pandemic or major geopolitical developments (such as the war in Ukraine), and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report on Form 10-Q for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray as compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray. The research plan and program development continue to be reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of our performance obligation to Toray.

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

We expect that any collaboration revenue we generate from our current collaborations, and from any future collaboration partners, will fluctuate in the future as a result of the timing and outcome of development activities and the timing and amount paid, including upfront and milestone payments, and other factors.

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

•
external research and development expenses, including lab materials and supplies and payments to CROs, investigative sites, and consultants to conduct our clinical trials and preclinical and non-clinical studies; and
•
facilities and other allocated expenses which include direct and allocated expenses for rent, insurance, and other supplies.

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies, and costs related to manufacturing materials for our studies. Since our inception and through March 31, 2023, the majority of our third-party expenses were related to the research and development of BDC-1001, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

We expect to continue to incur research and development expenses for the foreseeable future as we continue the development of our product candidates, particularly as product candidates in later stages of development generally have higher development costs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of future clinical trials and preclinical studies of our product candidates due to the inherently unpredictable nature of clinical and preclinical development. Clinical and preclinical development timelines, and the probability of success and development costs can differ materially from expectations.

We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments of each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future clinical development costs may vary significantly based on factors such as:

•
the number and scope of preclinical and Investigational New Drug Application, or IND, -enabling studies;
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

General and Administrative

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance, and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and facility-related costs. We expect to continue to incur general and administrative expenses for the foreseeable future to support our ongoing research and development activities and the costs of operating as a public company. These costs will likely include expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(Unaudited, in thousands)
Collaboration revenue	$1,826	$813	$1,013
Operating expenses:
Research and development	14,625	18,385	(3,760)
General and administrative	5,616	6,304	(688)
Total operating expenses	20,241	24,689	(4,448)
Loss from operations	(18,415)	(23,876)	5,461
Other income (expense), net:
Interest income, net	1,435	198	1,237
Total other income (expense), net	1,435	198	1,237
Net loss	$(16,980)	$(23,678)	$6,698

Collaboration Revenue

Revenue was $1.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. The increase in revenue in the comparative periods was due to continued progress in our collaborations with Genmab and Innovent as we fulfill our performance obligations to our collaboration partners. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses were $14.6 million and $18.4 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $3.8 million between the comparable three month periods was due to a $2.1 million decrease in manufacturing expenses related to timing of batch production of our product candidates and a $1.8 million decrease in research and development contract services expense, offset by a $0.8 million increase in clinical trial expenses related to patient costs.

General and Administrative Expenses

General and administrative expenses were $5.6 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease of $0.7 million between the comparable three month periods was due to decreases in consulting and professional services expenses.

Other Income, Net

Interest Income, Net

Interest income was $1.4 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $171.0 million and an accumulated deficit of $312.1 million. Our net losses were $17.0 million and $23.7 million for the three months ended March 31, 2023 and 2022, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of March 31, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements then maximization of total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of March 31, 2023, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(23,399)	$(24,314)
Investing activities	28,991	40,845
Financing activities	—	107
Net increase in cash, cash equivalents and restricted cash	$5,592	$16,638

Operating Activities

Net cash used in operating activities was $23.4 million and $24.3 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in operating activities for the three months ended March 31, 2023 was due to our net loss of $17.0 million, adjusted down for $2.8 million of non-cash charges and up for a $9.2 million change in operating assets and liabilities. The non-cash charges were comprised of $2.5 million for stock-based compensation, $0.9 million for accretion of discount on marketable securities, $0.7 million of non-cash lease-related expense, and $0.5 million for depreciation and amortization expense. The change in net operating assets was due to a $6.6 million decrease in our accounts payable and accrued expenses, decreases in our deferred revenue and operating lease liabilities, and increases in our prepaid expenses and other current assets. Net cash used in operating activities for the same period in 2022 was due to our net loss of $23.7 million, adjusted for $4.9 million of non-cash charges and a $5.5 million change in operating assets and liabilities. The non-cash charges were comprised of $2.9 million for stock-based compensation, $1.2 million of non-cash lease-related expense, $0.5 million for accretion of discount on marketable securities, and $0.4 million for depreciation and amortization expense. The change in net operating assets was due to an increase in our prepaid expenses and other current assets and decreases in accounts payable and operating lease liabilities.

Investing Activities

Net cash provided by investing activities was $29.0 million and $40.8 million for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by investing activities for the three months ended March 31, 2023 was due to a $71.9 million maturity of marketable securities, offset by a $42.9 million in purchases of marketable securities. The net cash used in investing activities for the same period in 2022 was due to $117.5 million maturity of marketable securities, offset by $76.1 million in purchases of marketable securities and $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was zero and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. The net cash provided by financing activities for the three months ended March 31, 2022 was due to net proceeds from the issuance of common stock from exercise of stock options.

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

Our future capital requirements will depend on many factors, including:

•
the type, number, scope, progress, expansions, results, costs, and timing of our clinical trials;
•
the type, number, scope, results, costs, and timing of preclinical studies for our product candidates or other potential product candidates or indications we are pursuing or may choose to pursue in the future;
•
the outcome, timing, and costs of regulatory review of our product candidates;
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

Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through equity or debt financings or other capital sources, including potential collaborations, licenses, the sale of future royalties, and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

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

Collaboration Agreements

Joint Development and License Agreement with Toray Industries

In March 2019, we entered into a Joint Development and License Agreement, or the Toray Agreement, with Toray Industries, Inc., or Toray, to develop and commercialize a Boltbody ISAC containing a proprietary antibody owned by Toray. Under the Toray Agreement, we exchanged co-exclusive (with each other) licenses to certain patents and know-how covering our respective technologies. Each party is required to use commercially reasonable efforts to conduct development and regulatory activities assigned to it under a development plan. Toray will be solely responsible for both parties’ development costs up to the conclusion of the first Phase 1 clinical trial and Toray is entitled to reimbursement for 50% of such development costs from our share of revenues collected from the sale or licensing of collaboration products. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be made on a region-by-region basis. The research plan and program development continue to be reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of the collaboration.

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

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent Biologics, Inc., or Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments, and tiered royalties.

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

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study BDC-1001 in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche granted us a non-exclusive, non-sublicenseable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and our proprietary compound, BDC-1001, and has agreed to supply pertuzumab at no cost to us and we will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to BDC-1001, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We expect to initiate a Phase 2 clinical trial evaluating the combination of pertuzumab and BDC-1001 in 2023.

License Agreements

License Agreements with Stanford University

In May 2015, we entered into a license agreement with Stanford, pursuant to which Stanford granted us an exclusive license to certain inventions. Under these agreements, we are obligated to pay annual license maintenance fees, which are nominal and will be creditable against any royalties payable to Stanford under such agreement in the applicable year. We are required in each agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product under such agreement that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. We also agreed the license agreement to pay Stanford tiered royalties on our and our sublicensees’ net sales of licensed products, at low single-digit percentage rates, subject to certain customary reductions. Our royalty obligations continue for the term of the license agreement, and we are required to pay royalties on any licensed products made, used, imported or offered for sale during the term of such agreement but sold after the term of the agreement. In addition, we are obligated in the license agreement to pay Stanford a sub-teen double digit to low teen double-digit percentage, based on the date of sublicensing, of certain consideration we receive as a result of granting sublicenses to the licensed patents. Pursuant to the license agreement, we will reimburse Stanford’s patent expenses, including reasonable costs incurred in assisting us with prosecuting and maintaining licensed patents.

Effective May 10, 2023, the Company terminated a license agreement with Stanford entered into in June 2018, after determining it was no longer necessary. The termination did not result in any payments due to Stanford.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed by us in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on March 29, 2023. Any of such factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 11, 2023	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)
Date: May 11, 2023

	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)