Form 10-Q
period 2023-09-30
Bolt Biotherapeutics, Inc.
filed 2023-11-09
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 37,965,870 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$9,160	$9,244
Short-term investments	110,564	159,644
Prepaid expenses and other current assets	5,742	3,858
Total current assets	125,466	172,746
Property and equipment, net	5,266	6,453
Operating lease right-of-use assets	19,878	22,072
Restricted cash	1,765	1,565
Long-term investments	21,638	23,943
Other assets	1,342	1,028
Total assets	$175,355	$227,807
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,682	$3,594
Accrued expenses and other current liabilities	10,451	15,140
Deferred revenue	1,938	1,993
Operating lease liabilities	2,680	2,391
Total current liabilities	18,751	23,118
Operating lease liabilities, net of current portion	18,177	20,220
Deferred revenue, non-current	10,125	12,921
Other long-term liabilities	43	42
Total liabilities	47,096	56,301
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at September 30, 2023 and December 31, 2022; zero shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 37,965,870 and 37,797,902 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	474,814	467,513
Accumulated other comprehensive loss	(174)	(919)
Accumulated deficit	(346,382)	(295,088)
Total stockholders' equity:	128,259	171,506
Total liabilities and stockholders' equity	$175,355	$227,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$2,528	$2,112	$5,787	$4,318
Operating expenses:
Research and development	14,951	18,973	45,220	56,278
General and administrative	5,760	5,485	16,997	17,321
Total operating expense	20,711	24,458	62,217	73,599
Loss from operations	(18,183)	(22,346)	(56,430)	(69,281)
Other income, net
Interest income, net	1,926	587	5,136	1,180
Total other income, net	1,926	587	5,136	1,180
Net loss	(16,257)	(21,759)	(51,294)	(68,101)
Net unrealized gain (loss) on marketable securities	55	94	745	(1,388)
Comprehensive loss	$(16,202)	$(21,665)	$(50,549)	$(69,489)
Net loss per share, basic and diluted	$(0.43)	$(0.58)	$(1.36)	$(1.83)
Weighted-average shares outstanding, basic and diluted	37,868,480	37,454,340	37,768,308	37,293,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	37,950,986	$1	$472,485	$(229)	$(330,125)	$142,132
Vesting of restricted stock units	14,884	—	—	—	—	—
Stock-based compensation	—	—	2,329	—	—	2,329
Unrealized gain on available-for-sale investments	—	—	—	55	—	55
Net loss	—	—	—	—	(16,257)	(16,257)
Balance at September 30, 2023	37,965,870	$1	$474,814	$(174)	$(346,382)	$128,259

	Three Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	37,641,459	$—	$463,103	$(1,803)	$(253,332)	$207,968
Vesting of restricted stock units	19,434	—	—	—	—	—
Stock-based compensation	—	—	2,143	—	—	2,143
Unrealized gain on available-for-sale investments	—	—	—	94	—	94
Net loss	—	—	—	—	(21,759)	(21,759)
Balance at September 30, 2022	37,660,893	$—	$465,246	$(1,709)	$(275,091)	$188,446

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Vesting of restricted stock units	44,901	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	118,566	1	140	—	—	141
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	7,155	—	—	7,155
Unrealized gain on available-for-sale investments	—	—	—	745	—	745
Net loss	—	—	—	—	(51,294)	(51,294)
Balance at September 30, 2023	37,965,870	$1	$474,814	$(174)	$(346,382)	$128,259

	Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Vesting of restricted stock units	65,301	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	136,711	—	224	—	—	224
Issuance of common stock upon exercise of stock options	59,187	—	135	—	—	135
Vesting of early exercised options	—	—	4	—	—	4
Stock-based compensation	—	—	7,453	—	—	7,453
Unrealized loss on available-for-sale investments	—	—	—	(1,388)	—	(1,388)
Net loss	—	—	—	—	(68,101)	(68,101)
Balance at September 30, 2022	37,660,893	$—	$465,246	$(1,709)	$(275,091)	$188,446

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,294)	$(68,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	1,204
Stock-based compensation expense	7,155	7,453
Accretion (amortization) of premium/discount on marketable securities	(3,299)	655
Non-cash lease expense	2,194	2,520
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,198)	(713)
Accounts payable and accrued expenses	(4,601)	2,481
Operating lease liabilities	(1,754)	(1,966)
Deferred revenue	(2,851)	(2,079)
Other long-term liabilities	1	(6)
Net cash used in operating activities	(55,260)	(58,552)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(200)	(1,769)
Purchases of marketable securities	(132,828)	(155,345)
Maturities of marketable securities	188,257	198,541
Net cash provided by investing activities	55,229	41,427
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	147	359
Net cash provided by financing activities	147	359
Net increase (decrease) in cash	116	(16,766)
Cash, cash equivalents and restricted cash at beginning of year	10,809	28,948
Cash, cash equivalents and restricted cash at end of period	$10,925	$12,182
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,160	$10,617
Restricted cash	1,765	1,565
Total cash, cash equivalents and restricted cash	$10,925	$12,182
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$182
Deferred offering costs in accounts payable and accrued liabilities	$102	$102
Right of use assets obtained in exchange for operating lease obligations	$—	$852

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments and certain immaterial reclassifications, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2022 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including pandemics, labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from major geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position, and results of operations.

Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and anticipates continuing to incur net losses for the foreseeable future. As of September 30, 2023, the Company had cash and cash equivalents and marketable securities of $141.4 million and an accumulated deficit of $346.4 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for BDC-1001 and BDC-3042 and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of September 30, 2023 and December 31, 2022, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

During the three and nine months ended September 30, 2023, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three and nine months ended September 30, 2023 or 2022.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$17,555	$—	$(59)	$17,496
U.S. treasury securities	45,373	1	(39)	45,335
Other government agency securities	16,754	1	(60)	16,695
Commercial paper	32,000	—	—	32,000
Corporate debt securities	20,696	1	(21)	20,676
Total	$132,378	$3	$(179)	$132,202

	December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$12,754	$11	$(99)	$12,666
U.S. treasury securities	54,747	1	(517)	54,231
Other government agency securities	5,009	—	(29)	4,980
Commercial paper	56,170	—	—	56,170
Corporate debt securities	55,827	—	(287)	55,540
Total	$184,507	$12	$(932)	$183,587

As of September 30, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of September 30, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,200	$(3)	$15,296	$(56)	$17,496	$(59)
U.S. treasury securities	39,477	(8)	5,858	(30)	45,335	(38)
Other government agency securities	5,908	(2)	10,787	(59)	16,695	(61)
Corporate debt securities	1,479	(3)	19,197	(18)	20,676	(21)
Total	$49,064	$(16)	$51,138	$(163)	$100,202	$(179)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,180	$(5)	$9,485	$(94)	$12,665	$(99)
U.S. treasury securities	14,723	(28)	39,508	(489)	54,231	(517)
Other government agency securities	—	—	4,980	(29)	4,980	(29)
Corporate debt securities	6,977	(32)	48,563	(255)	55,540	(287)
Total	$24,880	$(65)	$102,536	$(867)	$127,416	$(932)

Accrued interest receivable on available-for-sale securities were $0.3 million and $0.5 million at September 30, 2023 and December 31, 2022, respectively, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	September 30, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,289	$7,289	$—	$—
Asset-backed securities	17,496	—	17,496	—
U.S. treasury securities	45,335	45,335	—	—
Other government agency securities	16,695	—	16,695	—
Commercial paper	32,000	—	32,000	—
Corporate debt securities	20,676	—	20,676	—
Total	$139,491	$52,624	$86,867	$—

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$6,885	$6,885	$—	$—
Asset-backed securities	12,666	—	12,666	—
U.S. treasury securities	54,231	54,231	—	—
Other government agency securities	4,980	—	4,980	—
Commercial paper	56,170	—	56,170	—
Corporate debt securities	55,540	—	55,540	—
Total	$190,472	$61,116	$129,356	$—

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

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$9,905	$9,738
Office equipment	366	358
Leasehold improvements	286	272
Total property and equipment	10,557	10,368
Less accumulated depreciation and amortization	(5,291)	(3,915)
Total	$5,266	$6,453

Depreciation expense related to property and equipment was $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.2 million for the same periods in 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued research and development	$4,708	$9,373
Accrued compensation	4,894	4,804
Accrued other	849	963
Total	$10,451	$15,140

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2023 and December 31, 2022, contract liabilities totaling $1.5 million at each period-end were recorded in deferred revenue in long-term liabilities on the balance sheet due to the ongoing reevaluation of the research plan and the continued assessment of program development by both parties. The outcome of this reevaluation may impact the scope and timing of such services.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $26.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2023, receivables of $0.3 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2023, contract liabilities totaling $7.2 million were recorded in deferred revenue with $1.2 million in current liabilities and $6.0 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2022	$8,498
Addition—amount billed for research and development services	1,308
Revenue recognized	(2,607)
Balance at September 30, 2023	$7,199

The Company recorded $0.8 million and $2.6 million in revenue earned during the three and nine months ended September 30, 2023, respectively, and $1.4 million and $3.0 million for the same periods in 2022, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, the Company entered into a License and Collaboration Agreement (the “Innovent Agreement”) with Innovent Biologics, Inc. (“Innovent”). Under the Innovent Agreement, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against Claudin 18.2 and other undisclosed oncology targets in combination with the Company’s Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. The Company has determined that the Innovent Agreement is a contract with a customer and should be accounted for under ASC 606.

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $7.7 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. During the third quarter of 2023, the Company revised its estimates and decreased variable consideration by $6.7 million. The change had an immaterial impact on our contract liability and the revenue recognized during the period. As of September 30, 2023, receivables of $2.5 million related to research and development services performed under the Innovent Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2023, contract liabilities totaling $3.4 million were recorded in deferred revenue with $0.8 million in current liabilities and $2.6 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2022	$4,957
Addition—amount billed for research and development services	1,586
Revenue recognized	(3,180)
Balance at September 30, 2023	$3,363

The Company recorded $1.7 million and $3.2 million in revenue earned during the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.3 million for the same periods in 2022, respectively, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture, and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions. The amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payments, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the same periods in 2022, respectively.

At September 30, 2023 and December 31, 2022, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2023 were 6.9 years and 11.1%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 were 7.4 years and 11.0%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total operating lease cost	$1,120	$1,051	$3,360	$3,226

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating cash flows from operating leases	$3,524	$3,413

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of September 30, 2023 (in thousands):

	Operating Leases	Sublease Income
2023	$1,201	$177
2024	4,886	540
2025	4,340	—
2026	3,484	—
2027	3,602	—
Thereafter	13,238	—
Total minimum lease payments/sublease income	30,751	717
Less imputed interest	(9,894)	—
Total	$20,857	$717

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancellable by the Company upon delivering the appropriate prior written notice. At September 30, 2023, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2023, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of September 30, 2023, no shares of the Company's common stock have been sold under this ATM.

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 377,979 shares on January 1, 2023. 118,566 shares were issued under the ESPP during the nine months ended September 30, 2023, and 136,711 shares were issued under the ESPP during the same period in 2022.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $33,000 and $0.1 million for the three and nine months ended September 30, 2023, respectively and $0.1 million and $0.2 million for the same periods in 2022, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$969	$834	$2,900	$3,223
General and administrative	1,360	1,309	4,255	4,230
Total	$2,329	$2,143	$7,155	$7,453

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,257)	$(21,759)	$(51,294)	$(68,101)
Denominator:
Weighted average common shares outstanding	37,954,383	37,645,895	37,869,602	37,533,016
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(85,903)	(191,555)	(101,294)	(239,895)
Weighted average common shares outstanding - basic and diluted	37,868,480	37,454,340	37,768,308	37,293,121
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.58)	$(1.36)	$(1.83)

Potentially dilutive shares to be issued under the ESPP as of September 30, 2023 and 2022 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2023	2022
Common stock options issued and outstanding	10,904,136	7,262,069
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	74,416	156,899
Total	10,978,552	7,418,968

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

Our first Boltbody ISAC is our BDC-1001 program, targeting a tumor antigen known as HER2. BDC-1001 completed the Phase 1 stage of clinical development earlier in 2023. BDC-1001 has advanced into a Phase 2 program that includes four different HER2-positive solid tumor types. In September 2023, the U.S. Food and Drug Administration, or FDA, granted BDC-1001 Orphan Drug Designation for the treatment of gastric cancer, including gastroesophageal junction cancer. Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. A prime example is BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism results in these TAMs changing from tumor-supportive macrophages into tumor-destructive macrophages that elicit durable anti-tumor immune responses. We completed the Investigational New Drug Application, or IND, -enabling activities for BDC-3042 and received IND clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the single-agent Phase 1 dose-escalation study in patients with a broad range of solid tumors.

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

We have incurred operating losses since our inception. Our net losses were $16.3 million and $51.3 million for the three and nine months ended September 30, 2023, respectively, and $21.8 million and $68.1 million for the same periods in 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $346.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

The effects of a pandemic or major geopolitical developments, and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report on Form 10-Q for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies, and costs related to manufacturing materials for our studies. Since our inception and through September 30, 2023, the majority of our third-party expenses were related to the research and development of BDC-1001, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$2,528	$2,112	$416	$5,787	$4,318	$1,469
Operating expenses:
Research and development	14,951	18,973	(4,022)	45,220	56,278	(11,058)
General and administrative	5,760	5,485	275	16,997	17,321	(324)
Total operating expenses	20,711	24,458	(3,747)	62,217	73,599	(11,382)
Loss from operations	(18,183)	(22,346)	4,163	(56,430)	(69,281)	12,851
Other income (expense), net:
Interest income, net	1,926	587	1,339	5,136	1,180	3,956
Total other income (expense), net	1,926	587	1,339	5,136	1,180	3,956
Net loss	$(16,257)	$(21,759)	$5,502	$(51,294)	$(68,101)	$16,807

Collaboration Revenue

Revenue was $2.5 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and $2.1 million and $4.3 million for the same periods in 2022, respectively. The increase in revenue in the comparative periods was due to continued progress in our collaborations with Genmab and Innovent as we fulfill our performance obligations to our collaboration partners.

Research and Development Expenses

Research and development expenses were $15.0 million and $45.2 million for the three and nine months ended September 30, 2023, respectively, and $19.0 million and $56.3 million for the same periods in 2022, respectively. The decrease of $4.0 million between the comparable three month periods was due to a $3.9 million decrease in manufacturing expenses related to decreases in the cost of materials and timing of batch production of our product candidates and a $0.9 million decrease in clinical trial expenses due to decrease in site and patient costs, partially offset by a $0.4 million increase in research and development contract service expenses and a $0.3 million increase in salary and related expenses primarily due to an increase in headcount. The decrease of $11.1 million between the comparable nine month periods was due to a $8.5 million decrease in manufacturing expenses related to decreases in the cost of materials and timing of batch production of our product candidates and a $3.0 million decrease primarily in research and development lab supplies and contract services expense, partially offset by a $0.4 million increase in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses were $5.8 million and $17.0 million for the three and nine months ended September 30, 2023, respectively, and $5.5 million and $17.3 million for the same periods in 2022, respectively. The increase of $0.3 million between the comparable three month periods was due increases in salary and related expenses primarily due to an increase in headcount, offset by decreases in consulting and professional services expenses. The decrease of $0.3 million between the comparable nine month periods was due to a $0.8 million decreases in consulting and professional services expenses and marketing related expenses and a $0.6 million decrease in facility-related expenses, offset by a $1.0 million increase in salary and related expenses primarily due to an increase in headcount.

Other Income, Net

Interest Income, Net

Interest income was $1.9 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.2 million for the same periods in 2022, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $141.4 million and an accumulated deficit of $346.4 million. Our net losses were $16.3 million and $51.3 million for the three and nine months ended September 30, 2023, respectively, and $21.8 million and $68.1 million for the same periods in 2022, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of September 30, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements then maximization of total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of September 30, 2023, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(55,260)	$(58,552)
Investing activities	55,229	41,427
Financing activities	147	359
Net increase (decrease) in cash, cash equivalents and restricted cash	$116	$(16,766)

Operating Activities

Net cash used in operating activities was $55.3 million and $58.6 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in operating activities for the nine months ended September 30, 2023 was due to our net loss of $51.3 million, adjusted down for $7.4 million of non-cash charges and up for a $11.4 million change in operating assets and liabilities. The non-cash charges were comprised of $7.2 million for stock-based compensation, $3.3 million for accretion of discount on marketable securities, $2.2 million of non-cash lease-related expense, and $1.4 million for depreciation and amortization expense. The change in net operating assets was primarily due to a $4.6 million decrease in our accounts payable and accrued expenses, a $2.9 million decrease in our deferred revenue, a $1.8 million decrease in operating lease liabilities, and a $2.2 million increase in our prepaid expenses and other current assets. Net cash used in operating activities for the same period in 2022 was due to our net loss of $68.1 million, adjusted down for $11.8 million of non-cash charges and up for a $2.3 million change in operating assets and liabilities. The non-cash charges were comprised of $7.5 million for stock-based compensation, $2.5 million of non-cash lease-related expense, $0.7 million for accretion of discount on marketable securities, and $1.2 million for depreciation and amortization expense. The change in net operating assets was due to decreases in our deferred revenue and operating lease liabilities, and increases in our accounts payable and accrued expenses, prepaid expense, and other current assets.

Investing Activities

Net cash provided by investing activities was $55.2 million and $41.4 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by investing activities for the nine months ended September 30, 2023 was due to a $188.3 million maturity of marketable securities, offset by a $132.8 million in purchases of marketable securities. The net cash provided by investing activities for the same period in 2022 was due to $198.5 million maturity of marketable securities, offset by $155.3 million in purchases of marketable securities and $1.8 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. The net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 were due to net proceeds from the issuance of common stock from the 2021 ESPP and exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT BIOTHERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)