Form 10-K
period 2023-12-31
Bolt Biotherapeutics, Inc.
filed 2024-03-21
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2023, as reported by The Nasdaq Global Select Market, was approximately $32.1 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 14, 2024, the Registrant had 38,127,740 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2023, are incorporated by reference into Part III of this Annual Report.

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
•
any impact of pandemics, or responses to the pandemics, on our business, collaborations, clinical trials or personnel;
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
•
We face concentrated risk in our dependence on the success of our lead product candidate, trastuzumab imbotolimod, formerly known as BDC-1001, which is in clinical development and which has not completed a pivotal trial. If we do not obtain regulatory approval for and successfully commercialize our lead product candidate in one or more indications or we experience significant delays in doing so, or if we are unable to advance our other product candidates through preclinical and clinical development, obtain regulatory approval for and successfully commercialize our other product candidates in one or more indications, or we experience significant delays in doing so, we may never generate any revenue or become profitable.
•
Our discovery and development of product candidates based on our Boltbody™ ISAC (immune-stimulating antibody conjugate) approach, as well as the BDC-3042 program based on Dectin-2 agonism, are unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
•
We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize on our own or together with collaborators, any of our products that receive regulatory approval.
•
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of trastuzumab imbotolimod, BDC-3042, and our other current and future product candidates.
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
•
Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by macroeconomic uncertainties, including pandemics, labor shortages, inflation and monetary supply shifts, and potential disruptions from major geopolitical conflicts, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract development and manufacturing organizations, or CDMOs, contract research organizations, or CROs, shippers and others.
•
The trading price of the shares of our common stock may be volatile, and purchasers of our common stock could incur substantial losses.
•
We might not be able to utilize a significant portion of our net operating loss carryforwards.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors in the innate immune system to help the body recognize tumor cells for a productive anti-cancer response. Our proprietary Boltbody™ ISAC platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy with good tolerability. Having explored more than one hundred distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

Our first Boltbody ISAC program is trastuzumab imbotolimod, formerly known as BDC-1001, targeting a tumor antigen known as human epidermal growth factor receptor 2 (HER2) that is often found in cancers such as breast and gastroesophageal cancer. In 2023, trastuzumab imbotolimod completed the Phase 1 stage of clinical development and advanced into a Phase 2 program that includes four different HER2-positive solid tumor types: breast cancer, gastroesophageal cancer, colorectal cancer, and endometrial cancer. In September 2023, the U.S. Food and Drug Administration, or FDA, granted trastuzumab imbotolimod Orphan Drug Designation for the treatment of gastric cancer, including gastroesophageal junction cancer. In the Phase 2 program we are evaluating trastuzumab imbotolimod as a single agent and in combination with the HER2-targeting antibody pertuzumab, and we also have the ability to add cohorts to evaluate trastuzumab imbotolimod in combination with the PD-1 inhibitor nivolumab.

Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. For example, BDC-3042, our Dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism results in these TAMs changing from tumor-supportive macrophages into tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first three dose escalation cohorts without experiencing a dose-limiting toxicity.

Our Pipeline

We are leveraging our myeloid biology expertise to build a robust pipeline of immuno-oncology product candidates, including multiple Boltbody ISACs and a unique agonist antibody that targets tumor-associated macrophages. In addition to these programs, we are exploring various well-known targets that have been traditionally difficult to drug and where our myeloid expertise and the Boltbody ISAC approach may unlock the potential of these promising antigens as viable cancer targets. We currently hold exclusive worldwide rights to all of our proprietary development programs.

Our lead product candidate, trastuzumab imbotolimod, is currently in clinical development for the treatment of patients with HER2-positive solid tumors, including breast, colorectal, endometrial, and gastroesophageal cancer. In September 2023, the U.S. Food and Drug Administration, or FDA, granted trastuzumab imbotolimod Orphan Drug Designation for the treatment of gastric cancer, including gastroesophageal junction cancer. We have two clinical collaboration and supply agreements to study trastuzumab imbotolimod in combination with other drugs. One is with Bristol-Myers Squibb, or BMS, for nivolumab, a leading PD-1 checkpoint inhibitor, and the other is with F. Hoffmann-La Roche Ltd, or Roche, for pertuzumab, a HER2-targeting monoclonal antibody. HER2, or human epidermal growth factor receptor 2, is a protein expressed by the HER2 gene that is also known as ERBB2 and is expressed in a wide range of tumors beyond the four mentioned above. Trastuzumab imbotolimod is a Boltbody ISAC comprising the HER2-targeting biosimilar of trastuzumab conjugated to one of our proprietary TLR7/8 agonists to augment the potential anti-tumor response. Preliminary clinical data demonstrate that trastuzumab imbotolimod is well tolerated at dose levels up to 20 mg/kg administered intravenously every week and leads to changes in key biomarkers in the tumor and plasma consistent with our proposed mechanism of action. Monotherapy activity has been seen in the form of partial and complete responses and long-term disease stabilization across several different HER2-expressing tumors, and we have also seen partial responses and stable disease in combination with the PD-1 inhibitor nivolumab. In August 2023 we announced that the first patients had been dosed in a Phase 2 study exploring efficacy in HER2-positive colorectal, endometrial, and gastroesophageal cancers. In December 2023, we dosed the first patient in the Phase 2 clinical trial investigating trastuzumab imbotolimod in metastatic breast cancer after treatment with Enhertu®, as a single agent and in combination with the HER2-targeting antibody pertuzumab. A second 2-arm Phase 2 study is designed to explore combination with nivolumab only after demonstration of monotherapy activity.

Our second program, BDC-3042, is an agonist antibody targeting Dectin-2, an innate immune receptor found on the surface of macrophages. Dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including non-small cell lung, head and neck, ovarian, triple-negative breast, and melanoma, among others. We demonstrated that stimulation with our agonist antibody has anti-tumor activity in preclinical models. We developed a lead agonist antibody that binds to Dectin-2 and activates human TAMs. Activated TAMs produce TNFα, IL-6, IL-1β, CCL3, and other cytokines and chemokines. We completed the IND-enabling activities for BDC-3042 and received IND clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors.

Our third program is a proprietary next-generation ISAC program in preclinical development against an undisclosed target.

We entered into our first collaboration in March 2019 with Toray Industries, Inc., or Toray, to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab A/S, or Genmab, to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. In August 2021, we entered into an oncology research and development collaboration with Innovent Biologics, Inc., or Innovent, to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our advanced ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. The Innovent collaboration was amended in March 2024, when we secured global rights to two Boltbody ISAC programs. We expect our collaborations to add additional novel ISACs to our pipeline.

Our Corporate History and Team

Our company was founded in 2015 to develop and commercialize pioneering work from the Engleman Laboratory at Stanford University. We have assembled a highly qualified management team with broad experience in myeloid biology and drug development to execute our mission. Our scientific founders and management team collectively have extensive experience in immunology, oncology drug development, and patient care. We are industry veterans with prior experience at companies such as Alder, Astellas, Jazz, Roche / Genentech, and others. Together, our team has a proven track record in the discovery, development, and commercialization of numerous approved therapeutics such as Alecensa, Cytovene, Evenity, Gazyva, Herceptin, Kadcyla, Polivy, Perjeta, Rituxan, Tecentriq, Valcyte, Venclexta, and Vyepti while at other companies.

Strategy

Our goal is to become a leading immuno-oncology company, leveraging our myeloid biology expertise and proprietary Boltbody ISAC approach to discover, develop, and commercialize transformative treatments to address key unmet medical needs in cancer. The key components of our strategy are to:

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
•
Advance the development of our lead Boltbody ISAC product candidate, trastuzumab imbotolimod, for the treatment of patients with HER2-positive cancers. Trastuzumab imbotolimod is currently in Phase 2 clinical trials for the treatment of patients with certain HER2-positive solid tumors. Based on promising data from our Phase 1 dose-escalation trial, we believe trastuzumab imbotolimod has the potential to be effective both as a monotherapy and in combination with existing therapies for patients with HER2-positive solid tumors. While approved HER2-targeting agents are important and effective treatment options for patients with HER2-positive solid tumors, many patients do not respond to these therapies, develop tumor progression after initial response or are not eligible for current HER2-targeting therapies. These sizable patient populations do not have adequate treatment options. Therefore, we intend to rapidly advance development of trastuzumab imbotolimod across multiple HER2-positive cancers, including breast, colorectal, endometrial, and gastroesophageal cancers.
•
Advance BDC-3042, our agonist antibody targeting Dectin-2. Dectin-2 represents an attractive target found in a broad range of solid tumors. BDC-3042 targets macrophages in the tumor microenvironment to initiate robust innate and adaptive immune responses. We believe that this differentiated approach could improve the lives of patients by producing durable anti-tumor responses. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors.
•
Selectively enter into collaborations to expand and enhance our proprietary Boltbody ISAC approach and myeloid expertise and increase the impact of our product candidates. In order to advance treatment options for patients, we may selectively collaborate with other companies with complementary technology or resources that could maximize the value of our product candidates and expand our pipeline. Such collaborations may provide us with novel technologies, targets, agents or approaches that complement our myeloid expertise and innovative Boltbody ISAC approach to improve the lives of patients with cancer. Collaborations can also provide significant funding for our research activities. Our collaborations are examples of this approach.
•
Continue to invest in our myeloid expertise and Boltbody ISAC approach to explore the full potential of our targeted immunotherapies for the treatment of cancer. Our expertise, rigor, and data-driven approach may lead to additional research and discovery programs that are complementary or independent of our Boltbody ISAC approach and our growing library of innate immune stimulators.

Trastuzumab Imbotolimod (formerly known as BDC-1001)

Overview

Our lead product candidate, trastuzumab imbotolimod, is currently in clinical development for the treatment of patients with HER2-positive solid tumors. Trastuzumab imbotolimod provides a compelling example of the potential of Boltbody ISACs to address unmet medical needs in solid tumors. Trastuzumab imbotolimod is delivered systemically and acts locally by targeting HER2-expressing tumors and related metastatic disease, triggering their destruction by the innate and adaptive immune systems. Trastuzumab imbotolimod consists of a biosimilar of the humanized monoclonal antibody trastuzumab that is chemically conjugated to one of our proprietary TLR7/8 agonists via a non-cleavable linker.

Preclinical Data

We have conducted extensive in vitro and in vivo experiments over the course of developing trastuzumab imbotolimod. Detailed results can be reviewed in our posters and publications, including Ackerman SE, et al. Nature Cancer. 2021; 2:18-33. Key findings from our preclinical studies include:

•
Delivery of an intact, active Boltbody ISAC targeting an antigen on tumors is required to maximize anti-tumor activity. If the ISAC components are administered together without conjugation or if ISAC does not bind to the tumor, or the ISAC is missing an active Fc domain or an active immune stimulant, then it will not work as well and the extent of tumor elimination will be compromised. Research results include several models where a HER2 antibody alone does not provide sufficient tumor reduction, but a HER2 ISAC does.

•
Using a cell-impermeable linker-payload conjugated with a stable, non-cleavable linker minimizes safety concerns.
•
Changes in biomarker activity are concentrated in the tumor, with levels of cytokines and chemokines in the tumor generally ranging from 3-10 times the levels seen in the plasma.
•
An increase in proinflammatory cytokines and chemokines, and an increase in immune cell infiltrate into the tumor, can be seen prior to anti-tumor activity.
•
Once the immune system has been trained by the HER2 ISAC to eliminate tumors, it will reject a rechallenge from the same tumor cell line, even when the HER2 target antigen is no longer present. This demonstrates epitope spreading and durable immune protection.
•
Data supporting the combination of a HER2 ISAC with the HER2-targeting antibody pertuzumab was presented at SITC in December 2023. This combination improves efficacy in three ways:
o
Enhances anti-tumor activity
o
Enables anti-tumor activity at lower doses
o
Produces anti-tumor activity against tumors with lower HER2 expression

Overview of HER2 Indications and Treatment Paradigms

HER2 is a proto-oncogene that encodes a transmembrane protein involved in signal transduction pathways that promote cell growth and differentiation. HER2 protein overexpression and gene amplification have been documented across multiple cancers, including breast, gastric, bladder, lung, esophageal, colorectal, endometrial, ovarian, salivary gland, pancreatic, cervical, and other cancers. Prevalence of HER2-overexpressing or -amplified tumors varies across indications. Targeting HER2 with antibodies and small molecule tyrosine kinase inhibitors in combination with chemotherapy has had a major impact on patients with HER2-positive breast and gastric cancer, but there remains a significant unmet medical need on an individual and global patient basis. Our trastuzumab imbotolimod program seeks to improve therapeutic outcomes for patients with HER2-positive tumors starting with four tumor types: 1) HER2-positive breast cancer refractory to Enhertu®, 2) HER2-positive gastroesophageal cancer refractory to existing anti-HER2 therapies, 3) HER2-positive colorectal cancer refractory to existing anti-HER2 therapies, and 4) HER2-positive endometrial cancer refractory to approved therapies. In addition, we have interest in potentially exploring other tumor types in the future, such as cases with HER2-low expression, in both monotherapy and various combination strategies. Our plans also envision trials in earlier stages of cancer, such as the neoadjuvant, post-neoadjuvant, and adjuvant settings.

HER2-targeting agents have been approved for patients with HER2-positive breast, gastric, and colorectal cancers, and HER2-low breast cancer, with HER2-positivity based on protein overexpression or gene amplification. Trastuzumab and trastuzumab-deruxtecan are approved for both HER2-positive breast and gastric cancer; tucatinib is approved for HER2-positive breast and colorectal cancer; and trastuzumab-deruxtecan is also approved for HER2-low breast cancer. Additional approved HER2-targeting agents for HER2-positive breast cancer include the following: pertuzumab, trastuzumab emtansine, trastuzumab-hyaluronidase-oysk, lapatinib, neratinib, margetuximab, and tucatinib. There are no approved HER2 therapies for HER2-positive endometrial cancer.

According to Globe Life Sciences research, the 2023 annual incidence of patients with breast cancer in the United States and in France, Germany, Italy, Spain and the UK (currently known as 4EU & UK) was estimated to be approximately 591,370 patients in the aggregate. Of these, approximately 118,274 patients had tumors that were HER2-positive. In addition, the 2023 annual incidence of patients with colorectal cancer, endometrial cancer and gastroesophageal cancer was estimated to be 404,291, 114,330 and 123,161 respectively. Of these, approximately 24,257, 31,441 and 13,548, respectively, had tumors that were HER2-positive.

Clinical Development Overview

We are currently conducting a Phase 2 trial of trastuzumab imbotolimod administered as a single agent or in combination with nivolumab, a PD-1 checkpoint inhibitor. We have completed a monotherapy dose-escalation and a nivolumab combination dose-escalation. This trial is evaluating safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity in patients with HER2-expressing solid tumors. All patients in our study have metastatic disease and disease progression after multiple prior therapies. In August 2023 we announced that the first patients had been dosed in the Phase 2 clinical trial to evaluate safety and anti-tumor activity in HER2-positive colorectal, endometrial, and gastroesophageal tumors.

Monotherapy

•
Monotherapy dose-escalation to evaluate safety and determine a recommended Phase 2 dose, or RP2D (completed).
•
Monotherapy dose expansion to evaluate safety and preliminary responses in HER2-positive colorectal, endometrial, and gastroesophageal tumors (ongoing).

Combination with Checkpoint Inhibitor

•
Combination dose-escalation with nivolumab (PD-1 checkpoint inhibitor) to evaluate safety and determine the RP2D of trastuzumab imbotolimod in combination with nivolumab (completed).
•
Combination therapy with nivolumab to evaluate safety and preliminary responses in predefined tumor types. Part 4 will proceed only after demonstrating anti-tumor activity in Part 3 (future possibility).

We are also currently conducting a two-cohort Phase 2 trial evaluating trastuzumab imbotolimod administered as a single agent or in combination with pertuzumab, a HER2-targeting monoclonal antibody. This trial will evaluate safety, tolerability, pharmacokinetics, pharmacodynamics and anti-tumor activity in patients with HER2-positive breast cancer. All patients in this study must have disease progression after treatment with Enhertu®. In December 2023 we announced that the first patient had been dosed in this trial.

Phase 1 Trial Results

We completed our Phase 1 dose-escalation study of trastuzumab imbotolimod in early 2023. Trastuzumab imbotolimod was well tolerated at all doses tested, through the highest dose of 20 mg/kg weekly, and produced anti-tumor activity, including multiple partial responses, across a diverse set of solid tumor types. The dose-escalation trial enrolled more than 100 patients with 16 different types of HER2-expressing solid tumors. All patients enrolled in the study had evidence of tumor progression after standard of care, and a majority of the patients were heavily pre-treated. We saw promising signs of clinical activity as a single agent and in combination with nivolumab. We have selected 20 mg/kg dosed every other week as the RP2D and are proceeding with Phase 2 clinical trials.

Our latest clinical data update was made at the European Society for Medical Oncology (ESMO) Congress in October 2023. The Phase 1 dose-escalation trial administered trastuzumab imbotolimod to 131 patients with 16 different HER2-expressing solid tumor types across 18 dose levels in two arms, as monotherapy and in combination with nivolumab. At enrollment, all patients entered in the study had evidence of tumor progression following prior standard of care treatments, and a majority of the patients were heavily pre-treated. At the RP2D, one CR was observed in the monotherapy arm in a patient with salivary gland cancer and three PRs were observed; one in the monotherapy arm in a patient with biliary tract cancer and two in the combination arm in patients with colorectal and ovarian cancer. The response rate at the RP2D was 29% in evaluable patients with HER2-positive tumors, both in monotherapy (2/7, 29%) and in combination with nivolumab (2/7, 29%). At the RP2D, among evaluable patients with HER2-positive tumors, 43% (3/7) in the monotherapy arm and 57% (4/7) in the combination arm experienced at least 24 weeks of disease control, and 57% (4/7) in the monotherapy arm and 86% (6/7) in the combination arm achieved tumor shrinkage.

Trastuzumab imbotolimod continues to be well tolerated at all dose levels and schedules as both monotherapy and in combination with nivolumab with no increase in toxicity in combination with trastuzumab imbotolimod. The most frequent drug-related treatment-emergent adverse events (TEAEs) were grade 1 or 2 infusion-related reactions, which were observed in 29.8% of subjects. The only other drug-related TEAE seen in more than 10% of subjects was grade 1 or 2 fatigue, which was observed in 11.5% of subjects. Grade 3 or higher treatment-related TEAEs were seen in ten subjects (7.6%), with only one grade 4 and no grade 5 drug-related TEAEs. Pharmacodynamic responses in both plasma and tissue were consistent with the mechanism of action for an ISAC. Statistically significant upregulation of TLR signaling pathway, macrophage function, antigen processing, and T cell-inflamed gene signatures was observed in the patients with clinical benefit versus those without clinical benefit. Increases in innate immunity signatures were observed in patients in the every-other week dosing cohorts, but not in the weekly dosing cohorts. The once-weekly dosing cohorts experienced higher rates of adverse events versus every-two-week dosing, including: grade 3 or higher trastuzumab imbotolimod-related TEAEs (10.0% versus 2.6%), grade 3 or higher LVEF decreases (7.5% versus 2.6%), and infusion-related reactions (40.0% versus 28.2%), providing further support for the selection of 20 mg/kg dosed every other week as the RP2D.

BDC-3042

In addition to the Boltbody ISAC platform, our expertise in myeloid biology and immuno-oncology led us to discover Dectin-2 as a novel oncology target expressed by tumor-associated macrophages (TAMs). We have demonstrated that agonism of Dectin-2 with the natural ligand mediates tumor regression in syngeneic mouse models, and that this effect disappears when Dectin-2 is blocked. Dectin-2 agonism causes TAMs to increase production of cytokines and chemokines such as TNFα, IL-6, IL-1β, and CCL3.

Dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including non-small cell lung, head and neck, ovarian, triple-negative breast cancer, and melanoma, among others. Most of these TAMs seem to be immunosuppressive in phenotype, and agonism of Dectin-2 mediates pro-inflammatory cytokine production, enhanced phagocytosis, and antigen processing and presentation. A Dectin-2 agonist antibody has the potential to convert these immunosuppressive TAMs into tumor-destructive macrophages that elicit productive anti-tumor immune responses. Anti-PD-1 therapies have been shown to differentially upregulate expression of Dectin-2 within tumors, which provides an interesting rationale for exploring this combination.

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

We received IND clearance for BDC-3042 from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. We have completed the first three dose cohorts without observing any dose-limiting toxicities, and continue to explore higher doses in this Phase 1 study.

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

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties. In March 2024, we entered into an amended and restated agreement with Innovent that provides Bolt with worldwide rights to two ISAC programs. Bolt will be assuming all future development costs for the two ISAC programs, and Innovent is eligible to receive commercial and sales milestones as well as royalties on global net sales.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with BMS to study trastuzumab imbotolimod in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and our proprietary compound, trastuzumab imbotolimod, and has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to trastuzumab imbotolimod, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and trastuzumab imbotolimod in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche granted us a non-exclusive, non-sublicensable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and our proprietary compound, trastuzumab imbotolimod, and has agreed to supply pertuzumab at no cost to us and we will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to trastuzumab imbotolimod, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We are currently in a Phase 2 trial evaluating the combination of pertuzumab and trastuzumab imbotolimod.

License Agreements

License Agreements with Stanford University

In May 2015, we entered into a license agreement, or the Stanford Agreement, as amended, with The Board of Trustees of the Leland Stanford Junior University, or Stanford. The Stanford Agreement provides us an exclusive license to certain patents related to our proprietary Boltbody ISAC technology, to develop, manufacture, and commercialize licensed product incorporating such technology. Stanford retained the right under the Stanford Agreement, on behalf of itself and certain of its affiliates, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose, including sponsored research and collaborations, but excluding delivery of paid or reimbursed healthcare. However, Stanford retained the right to practice the licensed patents for the delivery of its own paid or reimbursed healthcare.

The technology claimed by some of the patents licensed under the Stanford Agreement was developed using U.S. government funding and the license is therefore subject to a nonexclusive license held by the U.S. government, certain requirements that licensed product be manufactured in the United States (unless waived according to U.S. government process) and U.S. government march-in rights. For more information on risks related to technology developed using government funding see “Risk Factors–Risks Related to Our Intellectual Property.”

Under the Stanford Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed product and we are also required to achieve certain development and/or regulatory milestones by certain dates, which can be extended a limited number of times upon the payment of a nominal fee. The Stanford Agreement continue until terminated. We may terminate the Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate the Stanford Agreement if we breach certain provisions of such Stanford Agreement, including the payment and development and/or regulatory milestone obligations, and fail to remedy such breach within 60 days after written notice of such breach by Stanford.

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

Manufacturing Agreement with Piramal

In June 2018, we entered into a master services agreement with Piramal pursuant to which Piramal provides development and cGMP manufacturing services to us on a non-exclusive basis, with initial statements of work covering our trastuzumab imbotolimod drug substance and drug product. The agreement has an initial term of five years and will continue for consecutive one-year renewal terms unless terminated by either party upon written notice to the other party prior to the end of the then current term. We may terminate the agreement or any statement of work upon prior written notice to Piramal and may be required to pay cancellation fees if we cancel scheduled cGMP manufacturing slots without sufficient advance notice prior to the planned start date. In addition, either party may terminate the agreement for the other party’s uncured material breach.

Supply Agreement with EirGenix

In January 2022, we entered into an amended and restated supply agreement with EirGenix, Inc., or the Amended Supply Agreement, which amends the original supply agreement with EirGenix, Inc., or EirGenix, dated March 10, 2019, pursuant to which EirGenix agreed to supply to us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of trastuzumab imbotolimod. In addition, EirGenix provides us access to its regulatory data package and services to facilitate our development and commercialization efforts and we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based upon achievement of certain trastuzumab imbotolimod regulatory milestones and pay for the supply of EG12014. The agreement will remain in effect as long as we, or any of our affiliates or licensees, continue to pursue the development or commercialization of any HER2 Boltbody ISAC, unless earlier terminated. We may terminate the agreement if EirGenix fails to supply sufficient quantities of EG12014 or if EirGenix does not obtain regulatory approval for EG12014 as a standalone biosimilar product. We may also terminate the EirGenix Agreement upon prior written notice to EirGenix. EirGenix may terminate the agreement if we do not actively develop a HER2 Boltbody ISAC for more than two years. In addition, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

Competition

The biotechnology and pharmaceutical industry is characterized by rapidly advancing technologies, fierce competition and a strong emphasis on proprietary drugs and defense of intellectual property. We face potential competition from many sources, including pharmaceutical and biotechnology companies, academic institutions, public and private research institutions, and governmental agencies. Any drug candidates that we successfully develop and commercialize will compete with existing treatments and new treatments that are in development and may become available in the future.

Oncology therapeutics on the market and in development range from traditional cancer therapies, including chemotherapy, to new therapies that harness the body’s own immune system to fight cancer. A significant part of the immune response to cancer involves myeloid cells, including macrophages, dendritic cells, neutrophils, monocytes and granulocytes, all of which dynamically regulate tumor growth and progression. There are several therapies targeting myeloid cells on the market or in development. We view companies developing ISACs, especially ISACs with TLR7 agonist, TLR8 agonist or dual TLR7/8 agonist payloads, as the closest competitors for our lead program, trastuzumab imbotolimod. To the best of our knowledge, the only other ISAC in active clinical development that we are aware of is Mersana Therapeutics’ XMT-2056. In January 2023, Mersana’s XMT-2056 started a Phase 1 trial in subjects with HER2-expressing breast, gastric, colorectal and non-small-cell lung cancers. The trial was placed on clinical hold from March to October 2023 and resumed after lowering the starting dose. We do not consider any company developing unconjugated TLR agonists or unconjugated STING agonists to be direct competitors given that our Boltbody ISAC approach has demonstrated greater effectiveness with differentiated biology and a favorable safety profile as compared to unconjugated TLR or STING agonists that are typically administered intratumorally or have significant toxicities when administered systemically.

We are initially developing trastuzumab imbotolimod for the treatment of HER2-positive cancers. HER2 is a well-known and validated oncology target and there are marketed therapies and others in development addressing this target. Marketed therapies include Roche’s Herceptin, Perjeta, Kadcyla and Phesgo (fixed-dose combination of Herceptin/Perjeta), Novartis’ Tykerb, Puma Biotechnology’s Nerlynx, Seagen’s Tukysa, MacroGenics’ Margenza, as well as Daiichi Sankyo and AstraZeneca’s Enhertu®. We are aware of several therapies in development for patients with HER2-positive tumors including Jazz Pharmaceuticals and Zymework’s zanidatamab and Zymework’s ZW49, Pfizer and RemeGen’s disitamab vedotin, Byondis’ trastuzumab duocarmazine (also known as SYD985) Merus’ MCLA-128, and Ambrx/Johnson&Johnson’s ARX788.

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

Our success is contingent in part upon the successful development and commercialization of trastuzumab imbotolimod and our other pipeline candidates that prove to be more effective or safer than competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than trastuzumab imbotolimod or any other drug that we may develop. Our competitors also may be more successful than us in obtaining U.S. Food and Drug Administration, or the FDA, or other regulatory approvals for their drugs more rapidly than we may obtain approval for trastuzumab imbotolimod or our other drugs, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

As of December 31, 2023, we have 2 issued U.S. patents and 1 issued European patent that are solely owned by us and 4 issued U.S. patents and 3 issued foreign (Chinese, Japanese, and Korean) patents that we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. In addition, as of December 31, 2023, we own or co-own with Stanford, for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement, approximately 259 pending patent applications in various countries (32 of which are pending in the U.S., and 8 of which are Patent Cooperation Treaty ("PCT") applications that have yet to enter the national phase in the U.S.).

In particular, the 4 issued U.S. patents and 3 issued foreign patents that we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement contain claims to our lead product candidate trastuzumab imbotolimod and/or the use thereof and will expire between 2037 and 2040. We have 16 pending patent applications, including 2 pending U.S. nonprovisional patent applications and 14 pending foreign patent applications, which contain claims to our lead product candidate trastuzumab imbotolimod and which we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. These issued patents and pending patent applications, if issued, are expected to expire between 2037 and 2040, excluding any extension of patent term that may be available. We also have 8 pending patent applications, including 1 pending U.S. nonprovisional patent application, 1 pending PCT application that has yet to enter the national phase in the U.S., and 6 pending foreign patent applications, which we solely own, directed to the clinical use of our lead product candidate trastuzumab imbotolimod, as well as 1 European patent, which we solely own, directed to a method of preparing immunoconjugates, which could be utilized to prepare our lead product candidate trastuzumab imbotolimod or other Boltbody ISACs. These pending patent applications, if issued, are expected to expire between 2038 and 2043, excluding any extension of patent term that may be available.

In addition, we have 2 issued U.S. patents and 235 pending patent applications directed to potential products and methods other than our lead product candidate trastuzumab imbotolimod and the use thereof, including 221 pending patent applications that are solely owned by us, 13 pending patent applications that we co-own with Stanford and have exclusively licensed under the 2015 Stanford Agreement, and 1 pending patent application that is co-owned with Innovent. Of these 235 pending patent applications, 4 are U.S. provisional patent applications, 8 are PCT applications that have yet to enter the national phase in one or more countries, 25 are U.S. nonprovisional patent applications, and 198 are foreign patent applications. These pending patent applications, if issued, are expected to expire between 2035 and 2044 excluding any extension of patent term that may be available.

The patents and patent applications licensed from Stanford are subject to retained rights by Stanford to allow academic and non-profit research institutions to practice the licensed technology and patents for non-commercial purposes. For more information regarding our license agreement with Stanford, please see “—License Agreements.”

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

Typically, during the development of oncology therapies, subjects enrolled in Phase 1 clinical trials are cancer patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides recommendations as to whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

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

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032 unless additional congressional action is taken. In 2012, the U.S. Congress enacted the American Taxpayer Relief Act, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. This has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. We expect that additional state and federal healthcare reform measures will be adopted in the future.

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

Human Capital Resources

As of December 31, 2023, we had 100 employees, all of whom were full-time. Depending on the nature of their job, employees may have the flexibility to work remotely or out of our Redwood City office, laboratory and vivarium space. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an immuno-oncology company with a limited operating history upon which you can evaluate our business and prospects. With the exception of trastuzumab imbotolimod and BDC-3042, all of our other development programs are in preclinical development or drug discovery stage. We commenced operations in 2015, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary Boltbody ISAC approach, identifying product candidates, establishing our intellectual property portfolio and conducting research, preclinical studies and clinical trials. Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product (or arranged for a third party to do so on our behalf), or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Since inception in 2015, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $69.2 million and $88.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $364.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be at least several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $128.6 million. Based upon our current operating plan and assumptions, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we expect. Changes may occur beyond our control that would cause us to consume our available capital before that time, including changes in and progress of our development activities and changes in regulation. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2023, we had federal and state net operating loss, or NOL, carryforwards of $205.7 million and $278.5 million, respectively. The federal NOLs include $4.4 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035, unless previously utilized, and $201.3 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal net operating losses incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have performed a Section 382 study as of September 30, 2023 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations.

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

Risks Related to the Development of Our Product Candidates

We face concentrated risk in our dependence on the success of our lead product candidate, trastuzumab imbotolimod, formerly known as BDC-1001, which is in clinical development and which has not completed a pivotal trial. If we do not obtain regulatory approval for and successfully commercialize our lead product candidate in one or more indications or we experience significant delays in doing so, or if we are unable to advance our other product candidates through preclinical and clinical development, obtain regulatory approval for and successfully commercialize our other product candidates in one or more indications, or we experience significant delays in doing so, we may never generate any revenue or become profitable.

We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our development efforts. Trastuzumab imbotolimod, our lead product candidate, and BDC-3042 are in the early stages of clinical development, and are our only product candidates to have advanced beyond preclinical studies. We have invested most of our efforts in developing our Boltbody ISAC approach, identifying potential product candidates and conducting preclinical studies. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of trastuzumab imbotolimod in our ongoing and planned clinical trials in HER2-positive solid tumors including breast, colorectal, endometrial, and gastroesophageal. As a result, our business currently depends heavily on the successful development, regulatory approval and, if approved, commercialization of trastuzumab imbotolimod in one or more of these indications. We cannot be certain that trastuzumab imbotolimod will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of trastuzumab imbotolimod is, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates. The success of trastuzumab imbotolimod and any other product candidates will depend on several additional factors, including:

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

Our discovery and development of product candidates based on our Boltbody ISAC (immune-stimulating antibody conjugate) approach, as well as the BDC-3042 program based on Dectin-2 agonism, are unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary Boltbody ISAC approach, which leverages a novel and unproven approach. Our BDC-3042 program relies on agonizing Dectin-2 to reprogram TAMs and is also a novel and unproven approach. While our lead product candidate, trastuzumab imbotolimod, and BDC-3042 are in clinical development and we have not yet completed any clinical trials for any product candidate or in obtaining marketing approval thereafter. Our research methodology and novel approach to immunotherapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. For example, in August 2022, we announced the discontinuation of development of BDC-2034 due to off-target toxicity related to the targeting antibody. Further, because all of our product candidates and development programs are based on our technology approach, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

We have concentrated our product research and development efforts on our novel therapeutic approach of using myeloid biology to fight cancer, and our future success depends on the successful development of our lead product candidate, trastuzumab imbotolimod, and other product candidates. There can be no assurance that any development problems we experience in the future related to our novel therapy will not cause significant delays or unanticipated costs, or that such development problems can be efficiently solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We are currently developing, and in the future may develop, product candidates in combination with other therapies and that may expose us to additional risks.

We are developing trastuzumab imbotolimod as a combination therapy in addition to a single agent therapy. For example, we have clinical supply agreements with BMS to study trastuzumab imbotolimod with nivolumab and with Roche to study trastuzumab imbotolimod with pertuzumab. Also, we may develop future product candidates for use in combination with one or more currently approved cancer therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate trastuzumab imbotolimod or any other future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell trastuzumab imbotolimod or any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with trastuzumab imbotolimod or any product candidate we develop, we may be unable to obtain approval of or market trastuzumab imbotolimod or any product candidate we develop.

We may seek accelerated approval for some or all of our product candidates from the FDA, however, the FDA may disagree and may require completion of additional clinical trials before considering a Biologics License Application, or BLA, for review.

We may seek accelerated approval for trastuzumab imbotolimod for the treatment of patients with certain HER2 positive solid tumors. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. For drugs and biologics granted accelerated approval, confirmatory trials are required to confirm safety and clinical benefit and convert the application to full approval. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of an application approved under the accelerated approval pathway if, for example:

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

In addition, the results of preclinical studies and earlier clinical trials may not be predictive of the results of later-stage preclinical studies or clinical trials. The results generated to date in preclinical studies or clinical trials for our product candidates do not ensure that later preclinical studies or clinical trials will demonstrate similar results. We have limited clinical data for any of our product candidates. Product candidates in later stages of clinical trials, although we have none at this stage as of yet, may fail to show the desired safety and efficacy traits despite having progressed through preclinical and earlier stage clinical trials. For example, the favorable results of our ongoing trial of trastuzumab imbotolimod in patients with HER2-expressing solid tumors may not be predictive of similar results in subsequent trials. In later-stage clinical trials, we will likely be subject to more rigorous statistical analyses than in completed earlier stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to adverse safety profiles or lack of efficacy, notwithstanding promising results in earlier trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
interruptions in our business as a result of pandemics or other events outside our control, such as restrictions on travel and meetings with clinical trial sites and investigators, as well as potential disruptions in our product supply chain;
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

For instance, the effects of a pandemic or major geopolitical developments, and associated economic conditions could disrupt the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing research and development activities, impede the ability of patients to enroll or continue in clinical trials, or impede testing, monitoring, data collection and analysis or other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which reduces the number of patients who are available for our clinical trials at such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies rather than enroll patients in any future clinical trial.

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

Risks Related to Commercialization of Our Product Candidates

We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize on our own or together with collaborators, any of our products that receive regulatory approval.

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

Factors that may affect our ability to commercialize our product candidates on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, educating adequate numbers of physicians on the benefits of our product candidates and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization requires significant investment, is time-consuming and could delay the launch of our product candidates. We may not be able to build an effective sales and marketing organization in the United States, the European Union or other key global markets. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may have difficulties generating revenue from them.

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

Competition may further increase as a result of advances in the commercial applicability of technologies for drug discovery and development and greater availability of capital for investment in cancer therapies. We are aware that Mersana is developing a HER2-targeting ISAC, and other companies may develop ISACs and toll-like receptor, or TLR, agonists that may have utility for the treatment of HER2-positive cancers and other indications we are targeting. With respect to trastuzumab imbotolimod, there are numerous companies developing and marketing therapies focused on HER2-expressing cancers that utilize a range of other technologies and scientific approaches including ADCs, vaccines, bispecific antibodies and receptor tyrosine kinases inhibitors. Several of these companies have approved therapies, including AstraZeneca, Daiichi Sankyo, Novartis, Puma Biotechnology, and Roche, and many others have therapies in clinical development, including Ambrx/Johnson&Johnson, Byondis, Merus, and Zymeworks, . Our current product and future product candidates will also compete more generally with companies developing alternative innate and adaptive immune system approaches for the treatment of cancer.

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

If trastuzumab imbotolimod and our other current and future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of trastuzumab imbotolimod and our other product candidates, if any are approved, will depend on a number of factors, including, among others:

•
the ability of trastuzumab imbotolimod and our other product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with trastuzumab imbotolimod and our other product candidates;
•
limitations or warnings contained in the labeling approved for trastuzumab imbotolimod or our other product candidates by the FDA;
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

The market acceptance of our product candidates also will depend in part on the market acceptance of other immunotherapies for the treatment of cancer. While a number of other cancer immunotherapies have received regulatory approval and are being commercialized, our approach to harnessing ISACs is novel. Adverse events in clinical trials for our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for trastuzumab imbotolimod or any other product candidate that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry generally could also result in greater governmental regulation and stricter labeling requirements.

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
•
the inability of sales personnel to obtain access to physicians or our failure to educate adequate numbers of physicians on the benefits of any future product candidates;
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

The United Kingdom’s withdrawal from the European Union could adversely affect our ability to obtain regulatory approvals of our product candidates in the United Kingdom, result in restrictions or imposition of taxes and duties for importing our product candidates into the United Kingdom or European Union, and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the United Kingdom and European Union.

The United Kingdom held a referendum on June 23, 2016, in which a majority voted for the United Kingdom’s withdrawal from the European Union, commonly referred to as Brexit. As a result of this vote, the United Kingdom left the European Union on January 31, 2020. Following a transition period, the Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union became formally effective on May 1, 2021. The effects of Brexit have been and will continue to be far-reaching. Since a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates was derived from European Union directives and regulations, Brexit has had, and will continue to have, a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and in the European Union (given that certain development activities relating to our products take place in the United Kingdom). For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union wide marketing authorization from the EMA and a separate marketing authorization will therefore be required to market our product candidates in Great Britain.

Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, could make it more difficult to commercialize, or prevent us from commercializing our product candidates in the European Union or in the United Kingdom and restrict our ability to generate revenue and achieve and sustain profitability. While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the United Kingdom and the European Union, there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the United Kingdom further diverge from the European Union from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. The Retained EU Law (Revocation and Reform) Act 2023, which became effective January 1, 2024 allows the Government of the United Kingdom to repeal or replace certain European Union law that was incorporated into United Kingdom law effective as of the end of the transition period, increases the likelihood of such divergence. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the transition period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of trastuzumab imbotolimod, BDC-3042, and our other current and future product candidates.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate facilities for drug manufacturing, storage, distribution or testing. We have entered into supply agreements with Piramal Healthcare UK Ltd, or Piramal, to manufacture drug substance and drug product and EirGenix, Inc., pursuant to which we agreed to purchase monoclonal antibodies, including a biosimilar of trastuzumab, for our Boltbody ISAC trastuzumab imbotolimod. We have entered into supply agreements with Samsung Biologics Co., Ltd., or SBL, to manufacture monoclonal antibodies for our BDC-3042 program. Our current third-party CMOs may be unable or unwilling to supply us with sufficient clinical and commercial grade quantities of our clinical materials due to production shortages or other supply interruptions resulting from pandemics or otherwise, because they are purchased by one of our competitors or another company that decides not to continue supplying us with these materials, or for other reasons. If one or more of these events occur and we are unable to timely establish an alternate supply from one or more third-party CMOs, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including pandemics, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CMOs, CROs, shippers and others.”

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
•
reliance on a limited number of sources, and in some cases, single sources for components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell trastuzumab imbotolimod or other product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year until 2032, unless Congress takes additional action.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products.

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

We and our collaborators and third-party providers are subject to evolving federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, proposed cybersecurity rules from the SEC, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators and third-party providers.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), and the Personal Information Protection Act ("PIPA"), in South Korea, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have licensed two patent estates from The Board of Trustees of the Leland Stanford Junior University, or Stanford. For more information, see “Business—License and Collaboration Agreements.” In addition, we have filed patent applications that are solely owned by us or co-owned by us with Stanford and for which Stanford has granted us an exclusive license to its rights. As of December 31, 2023, we have two issued U.S. patents that are solely owned by us and four issued U.S. patents and three issued foreign (Chinese Japanese, and Korean) patents that are co-owned with, and exclusively licensed to us by Stanford. Many of our patent applications that we own, co-own with Stanford, or have licensed from Stanford are U.S. provisional patent applications. A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we or our licensors do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our product candidates, including trastuzumab imbotolimod. For example, in May 2015 and June 2018 we entered into license agreements with Stanford under which we are granted rights to intellectual property that are necessary to the development and commercialization of trastuzumab imbotolimod or are otherwise important to our business. We may also need to obtain additional licenses to advance the development and commercialization of our current product candidates and other product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, or at all, or such licenses may be non-exclusive. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

Our existing license agreements with Stanford impose, and we expect that future license agreements will impose, upon us various development, regulatory and/or commercial diligence obligations, obligations to make milestone or royalty payments or to share revenues and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, and if they exercise that right we would not be able to develop, market, or otherwise commercialize our technology and product candidates covered by the license, which in the case of our 2015 license agreement with Stanford includes trastuzumab imbotolimod. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms.

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

We may enter into additional licenses to third-party intellectual property that are necessary or useful to our business. Under some license agreements, such as under the Toray Agreement and Genmab Agreement, we may not control the preparation, filing, prosecution or maintenance of the licensed intellectual property, or may not have the first right to enforce the intellectual property. In those cases, we may not be able to adequately influence patent prosecution or enforcement or prevent inadvertent lapses of coverage due to failure to pay maintenance fees and we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business and that does not compromise the patent rights. If we fail to comply with any of our obligations under a current or future license agreement, the licensor may allege that we have breached our license agreement and may accordingly seek to terminate our license. Termination of any of our current or future licenses could result in our loss of the right to use the licensed intellectual property, which could materially adversely affect our ability to develop and commercialize a product candidate or product, if approved, as well as harm our competitive business position and our business prospects. Under some license agreements, termination may also result in the transfer or granting of rights under certain of our intellectual property and information related to the product candidate being developed under the license, such as regulatory information. If these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, third parties, including our competitors, may have the freedom to seek regulatory approval of, and to market, products identical to ours. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to Our Business Operations, Employee Matters and Managing Growth

Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by macroeconomic uncertainties, including pandemics, labor shortages, inflation and monetary supply shifts, and potential disruptions from major geopolitical conflicts, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract development and manufacturing organizations, or CDMOs, contract research organizations, or CROs, shippers and others.

Our business has been, and is expected to continue to be, impacted by widespread macroeconomic uncertainties, including increased inflation and interest rates, financial and credit market fluctuations, changes in economic policy, pandemics, global supply chain constraints, and recent and potential disruptions in access to bank deposits or lending commitments due to bank failures. Such macroeconomic uncertainties may continue for an extended period and have adversely impacted, and may continue to adversely impact, many aspects of our business. Our business has been, and may continue to be, impacted by pandemics and resulting economic consequences. At present, we have implemented a flexible work-from-home policy allowing employees to work from home in jobs where that is reasonable. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines.

We are dependent on a global supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Current macroeconomic uncertainties, including the effects of pandemics, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials or supplies, which could disrupt our supply chain or our ability to enroll patients in or perform testing for our clinical trials. For example, any manufacturing supply interruption of trastuzumab imbotolimod, which is currently manufactured at facilities in the United Kingdom and the United States, BDC-3042, which is manufactured at facilities in South Korea, or any future product candidates, could adversely affect our ability to conduct ongoing and future clinical trials of trastuzumab imbotolimod, BDC-3042 and any future product candidates.

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

Competition to hire qualified personnel in our industry is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the United States, in part as a result of pandemics, which is commonly referred to as the “great resignation.” We have experienced unwanted employee attrition which we believe has been due to such competition, and we may continue to experience unwanted employee attrition in the future. Furthermore, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited, and could harm our business, financial condition, results of operations and prospects.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 100 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•
delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from pandemics;
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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
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

Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third parties on which we rely, are vulnerable to privacy and information security incidents, such as data breaches, damage from computer viruses and unauthorized access, malware, natural disasters, fire, terrorism, war and telecommunication, electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, and actions or lack of actions taken by internal personnel with access to our systems. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities may pose material risks to our business. In particular, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. While we have not experienced any such material system failure or security breach to our knowledge to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar incidents relating to their computer systems could also have a material adverse effect on our business.

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

While we maintain cybersecurity insurance coverage that covers certain aspects of the cyber risks described above, any losses suffered by the company may not be adequately covered by insurance or other contractual rights available to us. The successful assertion of one or more large claims against us that exceed or are not covered by our insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could make us unable to acquire such insurance and may have an adverse effect on our business, financial condition, and results of operations.

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
•
general economic, political and market conditions and overall fluctuations in the financial markets in the United States and abroad, including as a result of pandemics and geopolitical events;
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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, geopolitical conflict in Ukraine, Russia, and Israel has created volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the Nasdaq Stock Market. Section 302 of the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our disclosure controls and procedures in our quarterly and annual reports. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act , or if we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on the Nasdaq Stock Market or any other securities exchange.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data (such as information related to our product candidate development, collaboration activities and clinical trials), including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and sensitive personnel data and other personal data (collectively, “Information Systems and Data”).

Our information technology department, supported by certain service providers, identifies, assesses and manages the Company’s cybersecurity threats and risks. Our information technology department (led by our Director of IT Operations and Security), identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, real-time monitoring of network events, subscribing to reports and services that identify cybersecurity threats, evaluating threats and actors reported to us, conducting scans of the threat environment, evaluating our and our industry’s risk profile, coordinating with law enforcement concerning threats when appropriate, conducting (and working with third parties, as appropriate) assessments and audits for internal and external threats and vulnerabilities, and using of external intelligence feeds.

We implement and maintain various technical, physical, and organizational measures, processes, and policies, designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, an incident detection and response plan; vulnerability management processes; risk assessments; implementation of security standards; encryption of certain data; network security controls; segregation of certain data; access controls including multi-factor authentication for certain Information Systems and Data; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management program; employee training; penetration testing; and cybersecurity insurance. Our assessment and management of material risks from cybersecurity threats is integrated into the Company’s overall risk management processes. For example, our information technology department presents updates on our IT environment and cybersecurity threats to the audit committee of the board of directors, which evaluates our overall enterprise risk and the effectiveness of our risk management approaches.

We use service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats. Such providers include but are not limited to legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed security service providers, and penetration testing firms.

We use service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. We have a vendor management program designed to manage cybersecurity risks associated with our use of certain of these providers. The program includes a risk assessment for certain vendors that host our Information Systems and Data. For vendors who host our critical data, we have processes designed to assess the vendor’s ability to support business continuity and disaster recovery. Where appropriate, we conduct security questionnaires and a review of vendors’ security. This review may include reviewing program documentation, security reports and audits, conducting security assessment calls with the vendor's security personnel, and imposing information security-related contractual obligations on the vendor. We also request data privacy assessments from certain vendors as appropriate. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, please see the risk factor in Part 1. Item 1A, including the risk factor entitled “Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or experience security breaches or other unauthorized or improper access.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of IT Operations and Security, Senior Director of IT, and Chief Financial Officer.

Our Director of IT Operations and Security and Senior Director of IT are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. For example, our Director of IT Operations and Security holds a Master of Science in information security and assurance, holds relevant certifications such as Certified Ethical Hacker, Computer Hacking Forensics Investigator, Security+ and Network+, and has worked for approximately nine years in the field of cybersecurity. Our Senior Director of IT has 25 years of IT management experience at various public biotechnology companies. Our Chief Financial Officer is responsible for helping prepare budgets, helping prepare for cybersecurity incidents, and approving certain cybersecurity processes.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer. Our Chief Financial Officer receives regular reports on the status of our cybersecurity measures, and works with the Company’s incident response team in an effort to help the Company mitigate and remediate cybersecurity incidents of which they are notified, and to assess and determine materiality for reporting purposes.

The audit committee receives periodic written and verbal reports from our Chief Financial Officer and directly from the information technology department concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented that are intended to address them. The audit committee also receives from the Director of IT Operations and Security or the Senior Director of IT, various written reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

Our headquarters are located in Redwood City, California, where we lease space in two locations totaling approximately 71,600 square feet, of which we have subleased approximately 13,743 square feet to a third party. Our lease expires in 2031. We believe that our headquarters and other offices are adequate for our current needs.

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

Holders of Common Stock

On March 14, 2024, there were approximately 17 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report on Form-10K for the period ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors in the innate immune system to help the body recognize tumor cells for a productive anti-cancer response. Our proprietary Boltbody™ ISAC platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy good tolerability. Having explored more than one hundred distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

Our first Boltbody ISAC program is trastuzumab imbotolimod, formerly known as BDC-1001, targeting a tumor antigen known as human epidermal growth factor receptor 2 (HER2) that is often found in cancers such as breast and gastroesophageal cancer. In 2023, trastuzumab imbotolimod completed the Phase 1 stage of clinical development and advanced into a Phase 2 program that includes four different HER2-positive solid tumor types: breast cancer, gastroesophageal cancer, colorectal cancer, and endometrial cancer. In September 2023, the U.S. Food and Drug Administration, or FDA, granted trastuzumab imbotolimod Orphan Drug Designation for the treatment of gastric cancer, including gastroesophageal junction cancer. In the Phase 2 program we are evaluating trastuzumab imbotolimod as a single agent and in combination with the HER2-targeting antibody pertuzumab, and we also have the ability to add cohorts to evaluate trastuzumab imbotolimod in combination with the PD-1 inhibitor nivolumab.

Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. For example,BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism results in these TAMs changing from tumor-supportive macrophages into tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first three dose escalation cohorts without experiencing a dose-limiting toxicity.

Since our inception in January 2015, we have focused primarily on organizing and staffing our company, business planning, licensing, developing intellectual property, raising capital, developing our product candidates, and conducting preclinical studies and clinical trials. Prior to the completion of our initial public offering in February 2021, we funded our operations primarily through private placements of our convertible preferred stock for gross proceeds of $173.7 million. In February 2021, we completed our initial public offering of 13,225,000 shares of our common stock at a price to the public of $20.00 per share, including the exercise in full by the underwriters of their option to purchase 1,725,000 additional shares of our common stock. Including the option exercise, the aggregate net proceeds to us from the offering was approximately $242.0 million, net of underwriting discounts, commissions, and other offering expenses. In May 2021, we issued 821,045 shares of our common stock to Genmab for gross proceeds of approximately $15.0 million.

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab, and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. The Innovent collaboration was amended in March 2024, when we secured global rights to two Boltbody ISAC programs. We expect our collaborations with Toray and Genmab to add additional novel ISACs to our pipeline.

In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study trastuzumab imbotolimod in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of patients with HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and trastuzumab imbotolimod in the fourth quarter of 2021. In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche will be providing pertuzumab at no cost to us and we will sponsor, fund, and conduct an initial Phase 2 clinical trial in accordance with an agreed-upon protocol. The original Phase 1/2 clinical trial will move into Phase 2 dose expansions in three separate cohorts evaluating colorectal, endometrial, and gastroesophageal cancers. Following demonstration of monotherapy anti-tumor activity in an indication, a separate cohort will be initiated to evaluate trastuzumab imbotolimod in combination with nivolumab in that indication. In addition, a randomized two-arm Phase 2 clinical trial will investigate trastuzumab imbotolimod as monotherapy and in combination with pertuzumab in patients with HER2-positive metastatic breast cancer.

We have incurred operating losses since our inception. Our net losses were $69.2 million and $88.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $364.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and we further expect our expenses will increase substantially as we:

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

Business Conditions and Macroeconomic Factors

Macroeconomic factors, such as increased inflation and interest rates, financial and credit market fluctuations, changes in economic policy, global supply chain constraints, and recent and potential disruptions in access to bank deposits due to bank failures, have had, and we believe will continue to have, an impact on our business and results of operations. Similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

Components of Results of Operations

Revenue

To date, our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 717,514 shares of our Series T convertible preferred stock for $10.0 million, which were converted into shares of our common stock upon the completion of our initial public offering in February 2021. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray as compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray. The research plan and program development continue to be reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of our performance obligation to Toray.

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

In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, the Company received an upfront payment of $5.0 million. We allocated the entire $5.0 million upfront payment to deferred revenue, which we recognize together with other payments received from Innovent as collaboration revenue over time as we fulfill our performance obligation to Innovent. The Innovent collaboration was amended in March 2024, when we secured global rights to two Boltbody ISAC programs.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through December 31, 2023, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income, Net

Interest Income, Net

Interest income consists of interest on our cash, cash equivalents, and short-term investments.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022	Change
	(In thousands)
Collaboration revenue	$7,876	$5,729	$2,147
Operating expenses:
Research and development	61,542	73,123	(11,581)
General and administrative	22,530	22,927	(397)
Total operating expense	84,072	96,050	(11,978)
Loss from operations	(76,196)	(90,321)	14,125
Other income, net	—	—
Interest income	6,999	2,223	4,776
Total other income, net	6,999	2,223	4,776
Net loss	(69,197)	(88,098)	18,901
Net unrealized loss on marketable securities	956	(598)	1,554
Comprehensive loss	$(68,241)	$(88,696)	$20,455

Collaboration Revenue

Revenue was $7.9 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively. The increase in revenue in the comparative periods was due to continued progress in our collaborations with Genmab and Innovent as we fulfill our performance obligations to our collaboration partners. We expect to continue to provide services to further our collaborations with our partners.

Research and Development Expenses

Research and development expenses decreased by $11.6 million from $73.1 million in 2022 to $61.5 million in 2023. The decrease was due to $10.6 million in lower manufacturing expenses related to fewer raw materials purchased and the timing of batch production of our product candidates and $2.2 million in lower research and development lab supplies and contract services expense, offset by $0.7 million in higher personnel-related expenses due to an increase in headcount and $0.6 million in higher clinical expenses related to the advancement of trastuzumab imbotolimod clinical trial into Phase 2 in both monotherapy and in combination with nivolumab.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million from $22.9 million in 2022 to $22.5 million in 2023. The decrease was due to $1.4 million in lower consulting and professional services expenses and $0.9 million in lower facility-related expenses, offset by $1.3 million in higher personnel-related expenses due to an increase in headcount and $0.5 million higher software licensing expenses.

Other Income, Net

Other Income, Net

Interest income increased by $4.8 million from $2.2 million in 2022 to $7.0 million in 2023. The increase was due to higher interest income from higher yields on our marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $364.3 million. Our net loss was $69.2 million and $88.1 million in 2023 and 2022, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of December 31, 2023 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Annual Report on Form 10-K. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements, and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Years Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(69,525)	$(76,504)
Investing activities	71,038	57,862
Financing activities	253	503
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,766	$(18,139)

Operating Activities

Net cash used in operating activities was $69.5 million and $76.5 million for 2023 and 2022, respectively. Net cash used in operating activities for 2023 was due to our net loss of $69.2 million, adjusted for $9.5 million of non-cash charges and a $9.9 million change in operating assets and liabilities. The non-cash charges were comprised of $9.2 million for stock-based compensation, $3.0 million of non-cash lease related expense, and $1.9 million for depreciation and amortization expense, offset by $4.5 million for accretion of discount on marketable securities. The change in net operating assets was due to a $3.6 million decrease in deferred revenue related to collaboration agreements, a $3.4 million decrease in our accounts payable and accrued expenses, a $2.4 million decrease in operating lease liabilities, and a $0.5 million increase in our prepaid expense and other assets. Net cash used in operating activities for 2022 was due to our net loss of $88.1 million, adjusted for $14.7 million of non-cash charges and a $3.1 million change in operating assets and liabilities. The non-cash charges were comprised of $9.6 million for stock-based compensation, $3.2 million of non-cash lease related expense, $1.7 million for depreciation and amortization expense, and $0.2 million for accretion of discount on marketable securities. The change in net operating assets was due to a $2.6 million decrease in operating lease liabilities, a $2.2 million decrease in deferred revenue related to our collaboration agreements, and an $0.9 million increase in our prepaid expense and other assets, offset by a $2.8 million increase in our accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities was $71.0 million and $57.9 million in 2023 and 2022, respectively. The net cash provided by investing activities in 2023 was due to $236.2 million maturity of marketable securities, offset by $165.0 million in purchases of marketable securities and $0.2 million in purchases of property and equipment. Net cash provided by investing activities in 2022 was due to $240.5 million maturity of marketable securities, offset by $180.7 million in purchases of marketable securities and $2.0 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.3 million and $0.5 million for 2023 and 2022, respectively. The net cash provided by financing activities for 2023 was due to net proceeds from the issuance of common stock from the 2021 Employee Stock Purchase Program and exercise of stock options. Net cash provided by financing activities for 2022 was from the issuance of common stock from the 2021 Employee Stock Purchase Program and exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. The Company will need to raise additional capital to continue the advancement of its programs. In the near term, our primary uses of cash will be to fund the completion of key milestones for trastuzumab imbotolimod and BDC-3042 and to fund our operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacturing our product candidates. Our uses of cash in the long term will be similar as we advance our research and development activities and pay employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and we expect our funding requirements to grow with the advancement of our programs. Our long-term funding requirements will depend on many factors, which are uncertain but include our portfolio prioritization decisions and the success of our collaborations. In turn, our ability to raise additional capital through equity or partnering will depend on the general economic environment in which we operate and our ability to achieve key milestones. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Contract Supply Agreement

In January 2022, we entered into an amended and restated supply agreement with EirGenix, Inc., which amends the original supply agreement with EirGenix, Inc., or EirGenix, dated March 10, 2019, pursuant to which EirGenix agreed to supply to us, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which we use in the manufacture of trastuzumab imbotolimod. In addition, EirGenix provides us access to its regulatory data package and services to facilitate our development and commercialization efforts and we are required to make milestone payments to EirGenix up to an aggregate of $2.0 million based upon achievement of certain trastuzumab imbotolimod regulatory milestones and pay for the supply of EG12014. The agreement will remain in effect as long as we, or any of our affiliates or licensees, continue to pursue the development or commercialization of any HER2 Boltbody ISAC, unless earlier terminated. We may terminate the agreement if EirGenix fails to supply sufficient quantities of EG12014 or if EirGenix does not obtain regulatory approval for EG12014 as a standalone biosimilar product. We may also terminate the EirGenix Agreement upon prior written notice to EirGenix. EirGenix may terminate the agreement if we do not actively develop a HER2 Boltbody ISAC for more than two years. In addition, either party may terminate the agreement for the other party’s uncured material breach or insolvency.

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

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent Biologics, Inc., or Innovent. Under the Innovent Agreement, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments with the potential to provide significant benefit to patients. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments, and tiered royalties. In March 2024, we entered into an amended and restated agreement with Innovent that provides Bolt with worldwide rights to two ISAC programs. Bolt will be assuming all future development costs for the two ISAC programs, and Innovent is eligible to receive commercial and sales milestones as well as royalties on global net sales.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, we entered into a clinical collaboration and supply agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or BMS, to study trastuzumab imbotolimod in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors. Under the BMS Agreement, BMS granted us a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and our proprietary compound, trastuzumab imbotolimod, and has agreed to supply nivolumab at no cost to us and we will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to trastuzumab imbotolimod, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We initiated the clinical trial evaluating the combination of nivolumab and trastuzumab imbotolimod in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche granted us a non-exclusive, non-sublicenseable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and our proprietary compound, trastuzumab imbotolimod, and has agreed to supply pertuzumab at no cost to us and we will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to trastuzumab imbotolimod, which will belong solely to us. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. We are currently in a Phase 2 trial evaluating the combination of pertuzumab and trastuzumab imbotolimod.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in 2023 and 2022.

In 2023 and 2022, stock-based compensation expense related to stock options was $9.2 million and $9.6 million, respectively. As of December 31, 2023, the unrecognized stock-based compensation expense related to stock options was $9.7 million and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

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

Net Operating Loss and Research and Development Carryforwards and Other Income Tax Information

As of December 31, 2023, we had federal and state NOL carryforwards of $205.7 million and $278.5 million, respectively. The federal NOLs include $4.4 million that may be used to offset up to 100% of future taxable income and will begin to expire in 2035 unless previously utilized and $201.3 million that are not subject to expiration. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. The federal NOLs not subject to expiration are available to offset up to 80% of taxable income each year indefinitely. The state NOL carryforwards will begin to expire in 2035, unless previously utilized. As of December 31, 2023, we also had federal and state research credit carryforwards of $9.4 million and $5.6 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards do not expire. We have established valuation allowances against our NOLs and research and development credits due to the uncertainty surrounding the realization of these assets. We file tax returns in the U.S. and California. We are not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

We have performed a Section 382 study as of September 30, 2023 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our NOL and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

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

Item 8. Financial Statements and Supplementary Data.

BOLT BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bolt Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bolt Biotherapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the Company will need to raise additional capital to continue the advancement of its programs.

/s/ PricewaterhouseCoopers LLP
San Jose, California March 21, 2024

We have served as the Company’s auditor since 2019.

BOLT BIOTHERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,810	$9,244
Short-term investments	91,379	159,644
Prepaid expenses and other current assets	3,519	3,858
Total current assets	105,708	172,746
Property and equipment, net	4,957	6,453
Operating lease right-of-use assets	19,120	22,072
Restricted cash	1,765	1,565
Long-term investments	26,413	23,943
Other assets	1,821	1,028
Total assets	$159,784	$227,807

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,987	$3,594
Accrued expenses and other current liabilities	12,486	15,140
Deferred revenue	2,201	1,993
Operating lease liabilities	2,782	2,391
Total current liabilities	20,456	23,118
Operating lease liabilities, net of current portion	17,437	20,220
Deferred revenue, non-current	9,107	12,921
Other long-term liabilities	43	42
Total liabilities	47,043	56,301
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at December 31, 2023 and 2022; zero shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at December 31, 2023 and 2022; 38,114,606 and 37,797,902 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	—
Additional paid-in capital	476,988	467,513
Accumulated other comprehensive gain (loss)	37	(919)
Accumulated deficit	(364,285)	(295,088)
Total stockholders' equity	112,741	171,506
Total liabilities, convertible preferred stock, and stockholders' equity	$159,784	$227,807

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Collaboration revenue	$7,876	$5,729
Operating expenses:
Research and development	61,542	73,123
General and administrative	22,530	22,927
Total operating expense	84,072	96,050
Loss from operations	(76,196)	(90,321)
Other income, net
Interest income	6,999	2,223
Total other income, net	6,999	2,223
Net loss	(69,197)	(88,098)
Net unrealized gain (loss) on marketable securities	956	(598)
Comprehensive loss	$(68,241)	(88,696)
Net loss per share, basic and diluted	$(1.83)	$(2.36)
Weighted-average shares outstanding, basic and diluted	37,811,984	37,358,425

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	37,399,694	$—	$457,430	$(321)	$(206,990)	$250,119
Issuance of common stock upon vesting of restricted stock units	80,533	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	258,488	—	368	—	—	368
Issuance of common stock upon exercise of stock options	59,187	—	135	—	—	135
Vesting of early exercised options	—	—	4	—	—	4
Stock-based compensation	—	—	9,576	—	—	9,576
Unrealized loss on available-for-sale investments	—	—	—	(598)	—	(598)
Net loss	—	—	—	—	(88,098)	(88,098)
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Issuance of common stock upon vesting of restricted stock units	58,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	254,169	1	246	—	—	247
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	9,223	—	—	9,223
Unrealized gain on available-for-sale investments	—	—	—	956	—	956
Net loss	—	—	—	—	(69,197)	(69,197)
Balance at December 31, 2023	38,114,606	$1	$476,988	$37	$(364,285)	$112,741

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,197)	$(88,098)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,854	1,666
Stock-based compensation expense	9,223	9,576
Accretion of premium/discount on short-term investments	(4,493)	184
Non-cash lease expense	2,952	3,225
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(454)	(903)
Accounts payable and accrued expenses	(3,413)	2,768
Operating lease liabilities	(2,392)	(2,596)
Deferred revenue	(3,606)	(2,162)
Other long-term liabilities	1	(164)
Net cash used in operating activities	(69,525)	(76,504)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(206)	(1,953)
Purchases of marketable securities	(164,988)	(180,704)
Maturities of marketable securities	236,232	240,519
Net cash provided by investing activities	71,038	57,862
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	253	503
Net cash provided by financing activities	253	503
NET INCREASE (DECREASE) IN CASH	1,766	(18,139)
Cash, cash equivalents and restricted cash at beginning of year	10,809	28,948
Cash, cash equivalents and restricted cash at end of period	$12,575	$10,809
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10,810	$9,244
Restricted cash	1,765	1,565
Total cash, cash equivalents and restricted cash	$12,575	$10,809
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$152	$8
Deferred offering costs in accounts payable and accrued liabilities	$102	$102
Right of use assets obtained in exchange for operating lease obligations	$—	$852

See accompanying notes to the financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of the Business

Bolt Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. The Company’s pipeline candidates are built on the Company’s deep expertise in myeloid biology and cancer drug development. The Company’s various approaches use pattern recognition receptors in the innate immune system to help the body recognize tumor cells for a productive anti-cancer response.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including pandemics, labor shortages, inflation and monetary supply shifts, and potential disruptions from major geopolitical conflicts. The Company continues to actively monitor the impact of these macroeconomic factors on its financial condition, liquidity, operations, and workforce. The extent of the impact of these factors on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact the Company’s business.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position, and results of operations.

Liquidity

The Company has incurred net losses and negative cash flows from operations since our inception and anticipates to continue to incur net losses for the foreseeable future. As of December 31, 2023, the Company had cash and cash equivalents and marketable securities of $128.6 million and an accumulated deficit of $364.3 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Annual Report on Form 10-K. The Company will need to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for trastuzumab imbotolimod, formerly known as BDC-1001, and BDC-3042 and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At December 31, 2023 and 2022, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, cash and cash equivalents consisted primarily of bank deposits and money market funds which were unrestricted as to withdrawal or use.

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

The Company elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of its available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within cash and cash equivalents on the Company's balance sheets. The Company's accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which the Company considers to be in the period in which it determines the accrued interest will not be collected by the Company

Marketable Securities

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

Restricted Cash

As of December 31, 2023 and 2022, the Company had $1.8 million and $1.6 million, respectively, of long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2025 and 2031 (see Note 7) and corporate credit card program in 2023.

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

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements hosted by third party vendors. Costs incurred to implement cloud computing service arrangements are capitalized when incurred during the application development phase, and recognized as prepaid and other assets and other non-current assets on the balance sheet. Implementation costs are subsequently amortized over the expected term of the related cloud service. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the statements of cash flows.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities. The Company incurred a net unrealized gain on marketable securities of $1.0 million and a net unrealized loss $0.6 million during the years ended December 31, 2023 and 2022, respectively.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2020-03, and ASU 2020-02. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. The Company adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company's financial position or results of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

During the years ended December 31, 2023 and 2022, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short-term and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers. Financial liabilities measured at fair value on a recurring basis include the convertible preferred stock purchase right liability described below.

There were no transfers within the hierarchy during the years ended December 31, 2023 and 2022.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$17,347	$10	$(15)	$17,342
U.S. treasury securities	43,924	34	(11)	43,947
Other government agency securities	13,371	—	(15)	13,356
Commercial paper	20,351	4	(10)	20,345
Corporate debt securities	22,763	41	(2)	22,802
Total	$117,756	$89	$(53)	$117,792

	December 31, 2022
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset backed securities	$12,754	$11	$(99)	$12,666
U.S. treasury securities	54,747	1	(517)	54,231
Other government agency securities	5,009	—	(29)	4,980
Commercial paper	56,170	—	—	56,170
Corporate debt securities	55,827	—	(287)	55,540
Total	$184,507	$12	$(932)	$183,587

As of December 31, 2023, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of December 31, 2023, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022, respectively:

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,686	$—	$12,656	$(15)	$17,342	$(15)
U.S. treasury securities	34,104	—	9,843	(11)	43,947	(11)
Other government agency securities	2,477	(1)	10,879	(14)	13,356	(15)
Commercial paper	20,345	(10)	—	—	20,345	(10)
Corporate debt securities	9,566	(1)	13,236	(1)	22,802	(2)
Total	$71,178	$(12)	$46,614	$(41)	$117,792	$(53)

	December 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,180	$(5)	$9,485	$(94)	$12,665	$(99)
U.S. treasury securities	14,723	(28)	39,508	(489)	54,231	(517)
Other government agency securities	—	—	4,980	(29)	4,980	(29)
Corporate debt securities	6,977	(32)	48,563	(255)	55,540	(287)
Total	$24,880	$(65)	$102,536	$(867)	$127,416	$(932)

Accrued interest receivable on available-for-sale securities were $0.3 million and $0.5 million at December 31, 2023 and 2022, respectively, which are recorded in cash and cash equivalents line item on the Company's balance sheets. The Company has not written off any accrued interest receivables for the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, the fair values of the Company’s assets and liabilities, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,641	$8,641	$—	$—
Asset backed securities	17,342	—	17,342	—
U.S. treasury securities	43,947	33,001	10,946	—
Other government agency securities	13,356	—	13,356	—
Commercial paper	20,345	—	20,345	—
Corporate debt securities	22,802	—	22,802	—
Total	$126,433	$41,642	$84,791	$—

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$6,885	$6,885	$—	$—
Asset backed securities	12,666	—	12,666	—
U.S. treasury securities	54,231	54,231	—	—
Other government agency securities	4,980	—	4,980	—
Commercial paper	56,170	—	56,170	—
Corporate debt securities	55,540	—	55,540	—
Total	$190,472	$61,116	$129,356	$—

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

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$10,038	$9,738
Office equipment	386	358
Leasehold improvements	285	272
Total property and equipment	10,709	10,368
Less accumulated depreciation and amortization	(5,752)	(3,915)
Total	$4,957	$6,453

Depreciation expense related to property and equipment was $1.9 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

Prepaids and Other Current Assets and Other Non-current Assets

Prepaids and Other Current Assets and Other Non-current Assets, consist of the following (in thousands):

	December 31,
	2023	2022
Prepaids and other current assets:
Cloud computing arrangement implementation costs	$178	$—
Other prepaids and other current assets	3,341	3,858
Prepaids and other current assets	3,519	3,858
Other non-current assets
Cloud computing arrangement implementation costs - non-current	371	—
Other non-current assets	1,450	1,028
Other non-current assets	1,821	1,028

As of December 31, 2023 and 2022, cloud computing arrangement implementation costs consisted of deferred costs of $0.6 million and zero, respectively, and associated accumulated amortization of $30,000 and zero, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued research and development	$6,092	$9,373
Accrued compensation	5,820	4,804
Accrued other	574	963
Total	$12,486	$15,140

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.8 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2023, and 2022, contract liability totaling $1.5 million at each period-end were recorded in deferred revenue with $0.5 million in current liabilities and $1.0 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The Company recorded zero revenue during the years ended December 31, 2023 and 2022. The Toray Agreement includes both fixed and variable consideration. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items which will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $31.0 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2023, receivables of $0.6 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2023, contract liabilities totaling $6.7 million were recorded in deferred revenue with $1.0 million in current liabilities and $5.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2021	$10,574
Addition—amount billed for research and development services	2,166
Revenue recognized	(4,242)
Balance at December 31, 2022	8,498
Addition—amount billed for research and development services	1,896
Revenue recognized	(3,730)
Balance at December 31, 2023	$6,664

The Company recorded $3.7 million and $4.2 million in revenue earned during the years ended December 31, 2023 and 2022, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all milestone and royalty payments from the transaction prices of the agreement.

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

In the Innovent Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $5.0 million upfront payment and up to $8.0 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2023, receivables of $0.7 million related to research and development services performed under the Innovent Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2023, contract liabilities totaling $3.1 million were recorded in deferred revenue with $0.6 million in current liabilities and $2.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2021	$5,000
Addition—amount billed for research and development services	1,444
Revenue recognized	(1,487)
Balance at December 31, 2022	4,957
Addition—amount billed for research and development services	2,330
Revenue recognized	(4,145)
Balance at December 31, 2023	$3,142

The Company recorded $4.1 million and $1.5 million in revenue earned during the years ended December 31, 2023 and 2022, based on services performed under the Innovent Agreement during the period. Under the Innovent Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Innovent Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory, which will be accounted for as contract modifications after the initial clinical proof of concept of the therapeutic candidates and the parties have exercised their respective license options with respect to each candidate. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its license option. Under the Innovent Agreement, the Company is eligible to receive up to $28.5 million in potential license option exercise fee, $111.5 million in development milestone payment, $297.5 million in sales-based milestone payments, and tiered royalties at rates from a mid-single digit to low-teens percentage based on net sales, subject to certain customary reductions, for therapeutic candidates exclusively developed and commercialized by Innovent in specific territories. However, given the current phase of development of therapeutic candidates under the Innovent Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, have excluded all license option exercise fee, milestone and royalty payments from the transaction prices of the agreement.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study trastuzumab imbotolimod in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and the Company’s proprietary compound, trastuzumab imbotolimod, and has agreed to supply nivolumab at no cost to the Company and the Company will sponsor, fund and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to nivolumab, which will belong solely to BMS, or study data related solely to trastuzumab imbotolimod, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the BMS Agreement, the Company has concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses. The Company initiated the clinical trial for the combination therapy of nivolumab and trastuzumab imbotolimod in the fourth quarter of 2021.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, the Company entered into a clinical supply agreement with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer (the "Roche Agreement"). Under the Roche Agreement, Roche granted the Company a non-exclusive, non-sublicenseable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and the Company's proprietary compound, trastuzumab imbotolimod, and has agreed to supply pertuzumab at no cost to the Company. The Company will sponsor, fund and conduct the initial Phase 2 clinical trial in accordance with an agreed-upon protocol. Both parties will own the study data produced in the clinical trial, other than study data related solely to pertuzumab, which will belong solely to Roche, or study data related solely to trastuzumab imbotolimod, which will belong solely to the Company. The parties may conduct additional clinical trials on the combined therapy which may be sponsored and funded by one party, or jointly funded. Given the terms of the Roche Agreement, the Company has concluded that it is not within the scope of ASC 808 or ASC 606. Any relevant costs arising from the clinical trial will be expensed as incurred and recorded in research and development expenses.

7. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), which consist of 25,956 square feet under an existing lease and 45,690 square feet of additional space, for its corporate office, laboratory and vivarium space in Redwood City, California. The Chesapeake Master Lease has an initial term of ten years from the commencement date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term. In addition, the Company is entitled to up to $4.8 million of tenant improvement allowance, which was paid directly by the landlord to various vendors. Upon execution of the non-cancellable lease agreement, the Company took control of 10,000 square feet of space, which was subleased as further described below. The remaining 35,690 square feet of additional office, laboratory and vivarium space commenced in June 2021.

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.8 million for each of the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, we have no leases accounted for as finance right-of-use lease.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 6.7 years and 11.1%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2022 were 7.4 years and 11.0%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operation leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of December 31, 2023 and 2022.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Total operating lease cost	$4,480	$4,346

Supplemental cash flow information related to cash paid for amounts included in the measurement of lease liabilities was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating cash flows from operating leases	$4,726	$4,660

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of December 31, 2023 (in thousands):

	Operating Leases	Sublease Income
2024	$4,886	$540
2025	4,340	—
2026	3,484	—
2027	3,602	—
2028	3,724	—
Thereafter	9,514	—
Total lease payments	29,550	540
Less interest	(9,331)	—
Total	$20,219	540

Supply Agreement

The Company has entered into a supply agreement with a contract manufacturer pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancellable by the Company upon delivering the appropriate prior written notice. At December 31, 2023, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2023, the Company does not have any material indemnification claims that were probable or reasonably possible and consequently has not recorded related liabilities.

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

8. COMMON STOCK

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of December 31, 2023, no shares of the Company's common stock have been sold under the ATM.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance:

December 31, 2023
Common stock options issued and outstanding	10,706,541
Common stock restricted stock awards issued and outstanding	52,533
Common stock available for future issuance under the 2021 Plan	638,430
Common stock available for future issuance under the ESPP	573,893
Total	11,971,397

9. STOCK-BASED COMPENSATION

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and stock awards granted under the 2021 Plan vest at the rate specified in the stock option agreement and shall have terms no more than ten years from the date of grant. The terms and conditions governing the stock awards under the 2021 Plan are at the sole discretion of the board of directors. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase on the first day of January 1 of each calendar year that commences after the 2021 Plan becomes effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,889,895 shares and 1,869,984 shares on January 1, 2023 and 2022, respectively.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of the six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year that commences after the ESPP becomes effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 377,979 shares on January 1, 2023. During the year ended December 31, 2023, 254,169 shares were issued under the ESPP.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expenses related to the Performance Awards of approximately $0.1 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

The following table summarizes the stock option activity during the year ended December 31, 2023:

	Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Weighted-average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	7,225,635	$5.55	8.0		$—
Granted	4,095,780	$1.46		$1.11
Exercised	(4,501)	$1.39
Canceled/forfeited	(610,373)	$3.32
Outstanding at December 31, 2023	10,706,541	$4.12	7.7		$12
Exercisable at December 31, 2023	6,189,313	$4.82	7.0		$—
Vested or expected to vest at December 31, 2023	10,706,541	$4.12	7.7		$12

The intrinsic value of options exercised was $2,000 and $45,000 during the year ended December 31, 2023 and 2022, respectively. The fair value of options vested was $2.1 million and $7.9 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there was approximately $9.7 million of unrecognized stock-based compensation related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.8 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2023	2022
Expected volatility	92-94%	88-93%
Risk-free interest rate	3.5-4.9%	1.7-4.3%
Expected option life (in years)	5.2-6.1	5.0-6.1
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$0.77-$1.47	$0.98-$2.75

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

Fair Value of Common Stock–Determining the best estimated fair value of the Company’s common stock required significant judgment and management considered several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress of research and development efforts.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$3,702	$4,109
General and administrative	5,521	5,467
Total	$9,223	$9,576

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

The following table summarizes the activity of the restricted stock awards during the year ended December 31, 2023:

	RSU Outstanding	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2022	121,867	$4.51
Granted	—
Vested	(58,034)	$4.51
Canceled/forfeited	(11,300)	$4.51
Outstanding at December 31, 2023	52,533	$4.51

As of December 31, 2023, total unrecognized stock-based compensation expense relating to unvested restricted stock awards was $0.2 million and the weighted-average remaining vesting period was 1.0 years.

The aggregate intrinsic value of restricted stock award is calculated as the closing price per share of the Company’s common stock on the last trading day of the fiscal period, multiplied by the number of restricted stock awards expected to vest as of December 31, 2023. As of December 31, 2023, the aggregate intrinsic value of restricted stock awards was $59,000.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2023	2022
Numerator:
Net loss	$(69,197)	$(88,098)
Denominator:
Weighted average common shares outstanding	37,904,318	37,574,757
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(92,334)	(216,332)
Weighted average common shares outstanding - basic and diluted	37,811,984	37,358,425
Net loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(2.36)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2023	2022
Common stock options issued and outstanding	10,706,541	7,225,635
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	52,533	121,867
Total	10,759,074	7,347,502

11. 401(K) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2021, the Company makes matching contributions of up to 3% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2023 and 2022, the Company made contributions to the 401(k) plan of $0.6 million and $0.5 million, respectively.

12. Income Taxes

The Company recorded a current state tax provision of zero related to state minimum taxes for each of the years ended December 31, 2023 and 2022, which is recorded in general and administrative expenses in the accompanying statement of operations and comprehensive loss.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2023	2022
Income tax benefit at statutory rates	$(14,531)	$(18,501)
Permanent items	35	5
Valuation allowance	14,957	16,920
Stock-based compensation	1,367	1,307
Research and development tax credits	(1,828)	269
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$47,331	$42,564
Research tax credits	9,465	6,928
Capitalized research and development expenses	21,848	13,250
Lease liability	5,736	6,600
Stock-based compensation	2,645	1,953
Reserves and accruals	2,493	3,787
Intangible assets	145	168
Total deferred tax assets	89,663	75,250
Less valuation allowance	(83,680)	(68,192)
Net deferred tax assets	5,983	7,058
Deferred tax liabilities:
Right-of-use assets	(5,424)	(6,443)
Property and equipment	(461)	(472)
Prepaid assets	(98)	(143)
Total deferred tax assets	(5,983)	(7,058)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $15.5 million between December 31, 2023 and December 31, 2022 primarily due to the generation of operating losses.

As of December 31, 2023, the Company has net operating loss carryforwards for federal and state income tax purposes of $205.7 million and $278.5 million, respectively. The federal net operating loss carryforwards generated prior to 2018 and state net operating loss carryforwards, if not utilized, will expire beginning in 2035. Federal net operating losses aggregating $201.3 million are not subject to expiration.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $9.4 million and $5.6 million, respectively, as of December 31, 2023. The federal credits begin to expire in 2038 and the state credits can be carried forward indefinitely.

Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of September 30, 2023 and expects approximately $2.8 million of federal research and development tax credits and $51.0 million of California net operating losses to expire unused due to Section 382 limitations.

The Company files tax returns in the United States, California and various states. The Company is not currently under examination in any of these jurisdictions and all of the Company’s tax years remain effectively open to examination due to net operating loss carryforwards.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2023	2022
Balance at beginning of period	$13,819	$12,659
Decrease related to prior year positions	(375)	(5,054)
Increase related to current year positions	5,304	6,214
Balance at end of period	$18,748	$13,819

During the years ended December 31, 2023 and 2022, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

On June 29, 2020, California Governor Newsom signed to law the state’s budget package which included Assembly Bill 85 (AB 85). AB 85 contained two major tax changes: (1) it suspends the usage of net operating losses (NOLs) for certain taxpayers; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. Senate Bill 113 (SB 113), which Gov. Newsom signed into law Feb. 9, 2022, contains important California tax law changes, including reinstatement of 2022 business tax credits and net operating loss (NOL) deductions limited by AB 85. The Company is in a taxable loss position in 2023 and 2022 and thus the bill has no impact on the financial statements.

13. Subsequent Events

The Company signed an Amended and Restated Collaboration Agreement with Innovent in March 2024 (the “Amended Innovent Agreement”). Under the Amended Innovent Agreement, the Company receives worldwide rights to two ISAC programs and will be assuming all future development costs for the two ISAC programs. Innovent will manufacture the first cGMP batch of antibody and make a one-time payment to the Company of $4.7 million. Innovent is eligible to receive sales milestones payments and royalties on global net sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2023, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Management under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting in the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023 under the captions “Proposal 1: Election of Directors” and “Executive Officers” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023 under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation of Non-Employee Board Members” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023 under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023 under the captions and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2023 under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) The financial statements required to be filed by Items 8 and 15(c) of this Annual Report on Form 10-K, and filed herewith, are as follows:

(a)(2) Financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below have been omitted as they are not applicable.

(a)(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

10.1	Amended and Restated Investor Rights Agreement, dated June 26, 2020, by and among the Registrant and the investors listed on Schedule A thereto.	S-1	333-252136	10.1	1/15/2021

10.2+	2015 Equity Incentive Plan, as amended.	S-1/A	333-252136	10.2	2/1/2021

10.3+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-252136	10.3	1/15/2021

10.4+	2021 Equity Incentive Plan.	S-1/A	333-252136	10.4	2/1/2021

10.5+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.5	2/1/2021

10.6+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.6	2/1/2021

10.7+	2021 Employee Stock Purchase Plan.	S-1/A	333-252136	10.7	2/1/2021

10.8	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-252136	10.8	1/15/2021

10.9	Form of Warrant to Purchase Common Stock.	S-1	333-252136	10.9	1/15/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.10+	Offer of Employment by and between the Registrant and Randall C. Schatzman, dated June 10, 2019.	S-1	333-252136	10.10	1/15/2021

10.11+	Offer Letter by and between the Registrant and William Quinn, dated April 14, 2020.	S-1	333-252136	10.11	1/15/2021

10.12+	Offer Letter by and between the Registrant and Edith Perez, dated March 16, 2020.	S-1	333-252136	10.13	1/15/2021

10.13+	Offer Letter by and between the Registrant and Grant Yonehiro, dated October 26, 2016.	S-1	333-252136	10.14	1/15/2021

10.14	Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated August 7, 2020	S-1	333-252136	10.19	1/15/2021

10.15#	Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 18, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated August 2, 2016, and Amendment No. 2 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University dated June 25, 2018.	S-1	333-252136	10.20	1/15/2021

10.16#	Master Services Agreement by and between the Registrant and Piramal Healthcare UK Ltd, dated June 26, 2018.	S-1	333-252136	10.23	1/15/2021

10.17#	Amended and Restated Supply Agreement between the Registrant and EirGenix, Inc., dated January 25, 2022.	10-Q	001-39988	10.1	5/12/2022

10.18	Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated March 30, 2022.	S-3	333-263994	1.2	3/30/2022

10.19#	Clarification Letter dated April 27, 2022 between the Registrant and EirGenix, Inc.	10-Q	001-39988	10.1	8/10/2022

10.20+	Amended and Restated Severance and Change in Control Plan.	10-K	001-39988	10.24	3/29/2023

10.21	First Amendment to Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated November 7, 2022.	10-K	001-39988	10.25	3/29/2023

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1+	Incentive Compensation Recoupment Policy.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan, contract or arrangement.
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

Date: March 21, 2024	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ Randall C. Schatzman, Ph.D.
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

Signature	Title	Date

/s/ Randall C. Schatzman, Ph.D. Randall C. Schatzman, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2024

/s/ William P. Quinn William P. Quinn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2024

/s/ Laura Berner Laura Berner	Director	March 21, 2024

/s/ Edgar G. Engleman, M.D. Edgar G. Engleman, M.D	Director	March 21, 2024

/s/ James I. Healy, M.D James I. Healy, M.D.	Director	March 21, 2024

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 21, 2024

/s/ Frank D. Lee Frank D. Lee	Director	March 21, 2024

/s/ Richard A. Miller, M.D. Richard A. Miller, M.D.	Director	March 21, 2024

/s/ Brian O’Callaghan Brian O’Callaghan	Director	March 21, 2024

/s/ Nicole Onetto, M.D. Nicole Onetto, M.D.	Director	March 21, 2024

/s/ Mahendra G. Shah, Ph.D. Mahendra G. Shah, Ph.D.	Director	March 21, 2024