Form 10-Q
period 2024-03-31
Bolt Biotherapeutics, Inc.
filed 2024-05-14
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 38,127,740 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,262	$10,810
Short-term investments	87,088	91,379
Prepaid expenses and other current assets	3,705	3,519
Total current assets	95,055	105,708
Property and equipment, net	4,499	4,957
Operating lease right-of-use assets	18,347	19,120
Restricted cash	1,765	1,765
Long-term investments	21,461	26,413
Other assets	1,765	1,821
Total assets	$142,892	$159,784
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,219	$2,987
Accrued expenses and other current liabilities	9,710	12,486
Deferred revenue	1,907	2,201
Operating lease liabilities	2,887	2,782
Total current liabilities	16,723	20,456
Operating lease liabilities, net of current portion	16,680	17,437
Deferred revenue, non-current	5,330	9,107
Other long-term liabilities	—	43
Total liabilities	38,733	47,043
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at March 31, 2024 and December 31, 2023; zero shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023; 38,127,740 and 38,114,606 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	479,290	476,988
Accumulated other comprehensive (loss) gain	(36)	37
Accumulated deficit	(375,096)	(364,285)
Total stockholders' equity:	104,159	112,741
Total liabilities and stockholders' equity	$142,892	$159,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$5,274	$1,826
Operating expenses:
Research and development	16,529	14,625
General and administrative	5,837	5,616
Total operating expense	22,366	20,241
Loss from operations	(17,092)	(18,415)
Other income, net
Interest income, net	1,606	1,435
Other income	4,675	—
Total other income, net	6,281	1,435
Net loss	(10,811)	(16,980)
Net unrealized (loss) gain on marketable securities	(73)	684
Comprehensive loss	$(10,884)	$(16,296)
Net loss per share, basic and diluted	$(0.28)	$(0.45)
Weighted-average shares outstanding, basic and diluted	38,068,424	37,684,023

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	38,114,606	$1	$476,988	$37	$(364,285)	$112,741
Vesting of restricted stock units	13,134	—	—	—	—	—
Stock-based compensation	—	—	2,302	—	—	2,302
Unrealized loss on available-for-sale investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(10,811)	(10,811)
Balance at March 31, 2024	38,127,740	$1	$479,290	$(36)	$(375,096)	$104,159

	Three Months Ended March 31, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Vesting of restricted stock units	15,135	—	—	—	—	—
Stock-based compensation	—	—	2,476	—	—	2,476
Unrealized gain on available-for-sale investments	—	—	—	684	—	684
Net loss	—	—	—	—	(16,980)	(16,980)
Balance at March 31, 2023	37,813,037	$—	$469,989	$(235)	$(312,068)	$157,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,811)	$(16,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	458	467
Stock-based compensation expense	2,302	2,476
Accretion of discount on marketable securities	(1,033)	(852)
Non-cash lease expense	773	719
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(130)	(1,377)
Accounts payable and accrued expenses	(3,544)	(6,611)
Operating lease liabilities	(652)	(559)
Deferred revenue	(4,071)	(683)
Other long-term liabilities	(43)	1
Net cash used in operating activities	(16,751)	(23,399)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3)
Purchases of marketable securities	(23,058)	(42,883)
Maturities of marketable securities	33,261	71,877
Net cash provided by investing activities	10,203	28,991
Net (decrease) increase in cash	(6,548)	5,592
Cash, cash equivalents and restricted cash at beginning of year	12,575	10,809
Cash, cash equivalents and restricted cash at end of period	$6,027	$16,401
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,262	$14,836
Restricted cash	1,765	1,565
Total cash, cash equivalents and restricted cash	$6,027	$16,401
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$46
Deferred offering costs in accounts payable and accrued liabilities	$102	$102

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and anticipates continuing to incur net losses for the foreseeable future. As of March 31, 2024, the Company had cash and cash equivalents and marketable securities of $112.8 million and an accumulated deficit of $375.1 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. The Company will need to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of March 31, 2024 and December 31, 2023, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Recent Accounting Standards

From time to time, new accounting standards are issued by the Financial Accounting Standards Board (the “FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. There have been no new accounting pronouncements issued nor adopted during the three months ended March 31, 2024 that are of significance to the Company’s financial position or results of operations.

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

During the three months ended March 31, 2024, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three months ended March 31, 2024 or 2023.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$18,918	$3	$(12)	$18,909
U.S. treasury securities	40,110	5	(15)	40,100
Other government agency securities	8,939	—	(23)	8,916
Commercial paper	17,070	1	(8)	17,063
Corporate debt securities	23,548	21	(8)	23,561
Total	$108,585	$30	$(66)	$108,549

	December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$17,347	$10	$(15)	$17,342
U.S. treasury securities	43,924	34	(11)	43,947
Other government agency securities	13,371	—	(15)	13,356
Commercial paper	20,351	4	(10)	20,345
Corporate debt securities	22,763	41	(2)	22,802
Total	$117,756	$89	$(53)	$117,792

As of March 31, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of March 31, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$5,715	$(1)	$13,194	$(11)	$18,909	$(12)
U.S. treasury securities	28,220	(3)	11,880	(12)	40,100	(15)
Other government agency securities	—	—	8,916	(23)	8,916	(23)
Commercial paper	17,063	(8)	—	—	17,063	(8)
Corporate debt securities	13,419	(6)	10,142	(2)	23,561	(8)
Total	$64,417	$(18)	$44,132	$(48)	$108,549	$(66)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,686	$-	$12,656	$(15)	$17,342	$(15)
U.S. treasury securities	34,104	—	9,843	(11)	43,947	(11)
Other government agency securities	2,477	(1)	10,879	(14)	13,356	(15)
Commercial paper	20,345	(10)	—	—	20,345	(10)
Corporate debt securities	9,566	(1)	13,236	(1)	22,802	(2)
Total	$71,178	$(12)	$46,614	$(41)	$117,792	$(53)

Accrued interest receivable on available-for-sale securities were $0.3 million at March 31, 2024 and December 31, 2023, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$2,395	$2,395	$—	$—
Asset-backed securities	18,909	—	18,909	—
U.S. treasury securities	40,100	26,185	13,915	—
Other government agency securities	8,916	—	8,916	—
Commercial paper	17,063	—	17,063	—
Corporate debt securities	23,561	—	23,561	—
Total	$110,944	$28,580	$82,364	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,641	$8,641	$—	$—
Asset-backed securities	17,342	—	17,342	—
U.S. treasury securities	43,947	33,001	10,946	—
Other government agency securities	13,356	—	13,356	—
Commercial paper	20,345	—	20,345	—
Corporate debt securities	22,802	—	22,802	—
Total	$126,433	$41,642	$84,791	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$10,038	$10,038
Office equipment	386	386
Leasehold improvements	286	285
Total property and equipment	10,710	10,709
Less accumulated depreciation and amortization	(6,211)	(5,752)
Total	$4,499	$4,957

Depreciation expense related to property and equipment was $0.5 million for each of the three months ended March 31, 2024 and 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued research and development	$6,194	$6,092
Accrued compensation	2,703	5,820
Accrued other	813	574
Total	$9,710	$12,486

5. Collaborations

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2024, receivables of $0.2 million related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2024, contract liabilities totaling $1.1 million at period-end were recorded in deferred revenue with $0.5 million in current liabilities and $0.6 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$1,502
Addition—amount billed or accrued for research and development services	182
Revenue recognized	(576)
Balance at March 31, 2024	$1,108

The Company recorded $0.6 million and zero revenue during the three months ended March 31, 2024 and 2023, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out-of-pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $30.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2024, receivables of $0.7 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2024, contract liabilities totaling $6.1 million were recorded in deferred revenue with $1.4 million in current liabilities and $4.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$6,664
Addition—amount billed for research and development services	691
Revenue recognized	(1,225)
Balance at March 31, 2024	$6,130

The Company recorded $1.2 million and $1.0 million in revenue earned during the three months ended March 31, 2024 and 2023, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective program opt-in rights. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In March 2024, the Company entered into an amended and restated license and collaboration agreement with Innovent Biologics, Inc. (the “Amended Innovent Agreement”), which amends the original license and collaboration agreement with Innovent Biologics, Inc. ("Innovent") dated August 25, 2021 (the “Original Innovent Agreement”). Under the Original Innovent Agreement, the Company and Innovent leveraged Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company's Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. Innovent funded the initial research, along with the preclinical development of these candidates through the contract modification date. Under the Original Innovent Agreement, the Company received an upfront payment of $5.0 million and was compensated for research and development services at the agreed upon full-time employee rate and third-party costs.

As part of the Amended Innovent Agreement, Innovent paid the Company a one-time payment of $4.7 million to be relieved from certain future funding and developmental obligations under the Original Innovent Agreement. Additionally, the Company secured exclusive worldwide rights to ISAC programs utilizing specified antibodies against two tumor antigen targets and assumed all future development and commercialization costs for any such ISAC program. Under the Amended Innovent Agreement, the Company has the right, but not the obligation, to further develop and commercialize the ISAC programs. Innovent and its affiliates are eligible to receive total potential milestones payments of up to $112.7 million, as well as royalties in low single digits on global net sales.

The Company determined that the Amended Innovent Agreement no longer meets the criteria under ASC 606. Therefore, $2.5 million of deferred revenue allocated to the unsatisfied performance obligation as of the contract modification date, was recognized as revenue and the $4.7 million one-time payment received was recognized as other income on the condensed statement of operations and comprehensive loss for the three months ended March 31, 2024.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$3,142
Addition—amount billed for research and development services	331
Revenue recognized	(3,473)
Balance at March 31, 2024	$—

The Company recorded $3.5 million and $0.8 million in revenue earned during the three months ended March 31, 2024 and 2023, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

6. Commitments and Contingencies

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.2 million for each of the three months ended March 31, 2024 and 2023.

At March 31, 2024 and December 31, 2023, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2024 were 6.5 years and 11.1%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 6.7 years and 11.1%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Total operating lease cost	$1,121	$1,121

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating cash flows from operating leases	$1,201	$1,162

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2024 (in thousands):

	Operating Leases	Sublease Income
2024	$3,685	$363
2025	4,340	—
2026	3,484	—
2027	3,602	—
2028	3,724	—
Thereafter	9,514	—
Total minimum lease payments/sublease income	28,349	363
Less imputed interest	(8,782)	—
Total	$19,567	$363

Supply Agreement

The Company has entered into a supply agreement with EirGenix, Inc., pursuant to which the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The agreement is cancellable by the Company upon delivering the appropriate prior written notice. At March 31, 2024, potential future milestone payments under this agreement were up to $2.0 million.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

7. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of March 31, 2024, no shares of the Company's common stock have been sold under this ATM.

8. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,905,730 shares on January 1, 2024.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 381,146 shares on January 1, 2024. No shares were issued under the ESPP during the three months ended March 31, 2024 and 2023.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $17,000 and $47,000 for the three months ended March 31, 2024 and 2023, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$980	$1,026
General and administrative	1,322	1,450
Total	$2,302	$2,476

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(10,811)	$(16,980)
Denominator:
Weighted average common shares outstanding	38,117,781	37,801,602
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(49,358)	(117,579)
Weighted average common shares outstanding - basic and diluted	38,068,424	37,684,023
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.45)

Potentially dilutive shares to be issued under the ESPP as of March 31, 2024 and 2023 were not included in the calculation of dilutive net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2024	2023
Common stock options issued and outstanding	12,495,314	10,459,470
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	39,399	104,182
Total	12,534,713	10,563,652

10. Subsequent Events

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on the Company’s next generation ISAC platform including new clinical candidate, BDC-4182, targeting Claudin 18.2 and Phase 1 asset, BDC-3042, a Dectin-2 agonist antibody and reduce overall operating expenses to preserve cash. The restructuring plan includes a reduction of the Company’s current workforce by approximately 50 employees, or approximately 50% of the Company’s workforce. The Company estimates that it will incur aggregate pre-tax charges between approximately $3.0 million to $4.0 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The Company expects that the reduction-in-force will be complete by the end of 2024 and that the associated charges will be substantially incurred in the second quarter of 2024. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the restructuring plan.

In connection with the reduction-in-force described above, the Company entered into consulting agreements with certain officers of the Company, pursuant to which, a total of 1,615,713 stock options previously granted to the officers will be canceled effective July 15, 2024.

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

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors expressed by the innate immune system to help the body eliminate tumor cells as part of a productive anti-cancer response. Our proprietary Boltbody™ ISAC platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy good tolerability. Having explored more than one hundred distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

Our first Boltbody ISAC program was trastuzumab imbotolimod, formerly known as BDC-1001, targeting a tumor antigen known as human epidermal growth factor receptor 2 (HER2) that is often found in cancers such as breast and gastroesophageal cancer. In 2023, trastuzumab imbotolimod completed the Phase 1 stage of clinical development and advanced into a Phase 2 program that includes four different HER2-positive solid tumor types: breast cancer, gastroesophageal cancer, colorectal cancer, and endometrial cancer. In September 2023, the U.S. Food and Drug Administration, or FDA, granted trastuzumab imbotolimod Orphan Drug Designation for the treatment of gastric cancer, including gastroesophageal junction cancer. In the Phase 2 program we evaluated trastuzumab imbotolimod as a single agent and in combination with the HER2-targeting antibody pertuzumab, and we have determined that the program will not meet its success criteria. We will therefore cease further development of trastuzumab imbotolimod and be focusing resources on our next-generation ISAC platform including new clinical candidate, BDC-4182, targeting Claudin 18.2, and Phase 1 asset, BDC-3042, a dectin-2 agonist antibody and reduce overall operating expenses to preserve cash.

Our expertise in myeloid cell biology also forms the foundation for additional, innovative immuno-oncology approaches that complement our Boltbody ISAC platform. For example, BDC-3042, our Dectin-2 agonist antibody program. BDC-3042 is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism results in these TAMs changing from tumor-supportive macrophages into tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first three dose escalation cohorts without experiencing a dose-limiting toxicity.

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

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab, and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. The Innovent collaboration was amended in March 2024, when we secured exclusive worldwide rights to ISAC programs utilizing specified antibodies against two tumor antigen targets. We expect our collaborations with Toray and Genmab to add additional novel ISACs to our pipeline.

In September 2021, we entered into a clinical collaboration and supply agreement with BMS to study trastuzumab imbotolimod in combination with BMS’s nivolumab, a leading PD-1 checkpoint inhibitor, for the treatment of patients with HER2-expressing solid tumors. Under the BMS Agreement, BMS will be providing nivolumab at no cost to us and we will sponsor, fund, and conduct the initial Phase 1/2 clinical trial in accordance with an agreed-upon protocol. We initiated the clinical trial evaluating the combination of nivolumab and trastuzumab imbotolimod in the fourth quarter of 2021. In September 2022, we entered into a clinical supply agreement, or the Roche Agreement, with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer. Under the Roche Agreement, Roche will be providing pertuzumab at no cost to us and we will sponsor, fund, and conduct an initial Phase 2 clinical trial in accordance with an agreed-upon protocol. The original Phase 1/2 clinical trial moved into Phase 2 dose expansions and we have determined that the program will not meet its success criteria, and we will therefore cease further development.

We have incurred operating losses since our inception. Our net losses were $10.8 million and $17.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $375.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

•
conduct our ongoing and planned clinical trials;
•
continue our research and development programs;
•
continue our clinical, regulatory, quality and manufacturing capabilities;
•
seek regulatory approvals for our product candidates; and
•
operate as a public company.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and preclinical studies, and our expenditures on other research and development activities.

Restructuring

On May 14, 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we will discontinue developing trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our next generation ISAC platform including new clinical candidate, BDC-4182, targeting Claudin 18.2, and our Phase 1 asset, BDC-3042, a Dectin-2 agonist antibody and reduce overall operating expenses to preserve cash. The restructuring plan includes a reduction of our current workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate that we will incur aggregate pre-tax charges between approximately $3.0 million to $4.0 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. We expect that the reduction-in-force will be complete by the end of 2024 and that the associated charges will be substantially incurred in the second quarter of 2024. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with the restructuring plan.

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

The effects of a pandemic or major geopolitical developments, and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

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

In August 2021, we entered into an oncology research and development collaboration with Innovent, or the Original Innovent Agreement, to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. Under the Original Innovent Agreement, the Company received an upfront payment of $5.0 million. We allocated the entire $5.0 million upfront payment to deferred revenue, which we recognized together with other payments received from Innovent as collaboration revenue over time as we fulfilled our performance obligation to Innovent. The Innovent agreement, as amended in March 2024, or the Amended Innovent Agreement, no longer meets the criteria under ASC 606. $2.5 million of deferred revenue allocated to the unsatisfied performance obligation as of the contract modification date was recognized as revenue in the three months ended March 31, 2024.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through March 31, 2024, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(Unaudited, in thousands)
Collaboration revenue	$5,274	$1,826	$3,448
Operating expenses:
Research and development	16,529	14,625	1,904
General and administrative	5,837	5,616	221
Total operating expenses	22,366	20,241	2,125
Loss from operations	(17,092)	(18,415)	1,323
Other income (expense), net:
Interest income, net	1,606	1,435	171
Other income (expense), net:	4,675	—	4,675
Total other income (expense), net	6,281	1,435	4,846
Net loss	$(10,811)	$(16,980)	$6,169

Collaboration Revenue

Revenue was $5.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue in the comparative periods was mainly due to revenue recognized under the Amended Innovent Agreement, as we satisfied our performance obligation to Innovent. The increase was also due to continued progress in our other collaborations as we fulfill our performance obligations to our collaboration partners.

Research and Development Expenses

Research and development expenses were $16.5 million and $14.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $1.9 million between the comparable three month periods was due to a $1.4 million increase in clinical trial expenses due to continued progress in our clinical trials for trastuzumab imbotolimod and BDC-3042, a $0.7 million increase in research and development contract service expenses and a $0.4 million increase in salary and related expenses primarily due to an increase in headcount, partially offset by a $0.6 million decrease in manufacturing expenses related to timing of batch production of our product candidates.

General and Administrative Expenses

General and administrative expenses were $5.8 million and $5.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase of $0.2 million between the comparable three month periods was due to increases in salary and related expenses and increases in consulting and professional services expenses.

Other Income, Net

Interest Income, Net

Interest income was $1.6 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $4.7 million and zero for the three months ended March 31, 2024 and 2023, respectively. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $112.8 million and an accumulated deficit of $375.1 million. Our net losses were $10.8 million and $17.0 million for the three months ended March 31, 2024 and 2023, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of March 31, 2024 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements then maximization of total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of March 31, 2024, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(16,751)	$(23,399)
Investing activities	10,203	28,991
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,548)	$5,592

Operating Activities

Net cash used in operating activities was $16.8 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities for the three months ended March 31, 2024 was due to our net loss of $10.8 million, adjusted down for $2.5 million of non-cash charges and up for a $8.4 million change in operating assets and liabilities. The non-cash charges were comprised of $2.3 million for stock-based compensation, $0.8 million of non-cash lease-related expense, and $0.5 million for depreciation and amortization expense, partially offset by $1.0 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $4.1 million decrease in our deferred revenue, a $3.5 million decrease in our accounts payable and accrued expenses, a $0.7 million decrease in operating lease liabilities, and a $0.1 million increase in our prepaid expenses and other current assets. Net cash used in operating activities for the three months ended March 31, 2023 was due to our net loss of $17.0 million, adjusted down for $2.8 million of non-cash charges and up for a $9.2 million change in operating assets and liabilities. The non-cash charges were comprised of $2.5 million for stock-based compensation, $0.9 million for accretion of discount on marketable securities, $0.7 million of non-cash lease-related expense, and $0.5 million for depreciation and amortization expense. The change in net operating assets was due to a $6.6 million decrease in our accounts payable and accrued expenses, decreases in our deferred revenue and operating lease liabilities, and increases in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $10.2 million and $29.0 million for the three months ended March 31, 2024 and 2023, respectively. The net cash provided by investing activities for the three months ended March 31, 2024 was due to $33.3 million in maturities of marketable securities, offset by $23.1 million in purchases of marketable securities. The net cash provided by investing activities for the three months ended March 31, 2023 was due to $71.9 million in maturities of marketable securities, offset by $42.9 million in purchases of marketable securities.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. We will need to raise additional capital to continue the advancement of our programs. In the near term, our primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund our operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacturing our product candidates. Our uses of cash in the long term will be similar as we advance our research and development activities and pay employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and we expect our funding requirements to grow with the advancement of our programs. Our long-term funding requirements will depend on many factors, which are uncertain but include our portfolio prioritization decisions and the success of our collaborations. In turn, our ability to raise additional capital through equity or partnering will depend on the general economic environment in which we operate and our ability to achieve key milestones. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Refer to Note 5 Collaborations and Note 6 Commitments and Contingencies, to our unaudited condensed financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our contractual obligations and commitments.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K, other than as set forth below.

Our recent restructuring designed to reduce our operating expenses may not result in our intended outcomes and may yield unintended consequences and additional costs.

In May 2024, we implemented a restructuring plan, including a reduction in force affecting 50 employees, or 50% of our workforce. The decision was based on cost reduction initiatives intended to reduce operating expenses. In connection with the restructuring, we will discontinue developing trastuzumab imbotolimod, formerly known as BDC-1001.

The restructuring may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the restructuring. In addition, while positions have been eliminated certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The restructuring could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the restructuring, if we experience significant adverse consequences from the restructuring, or if we are otherwise unable to retain our employees, our ability to compete and continue the clinical development of our product candidates may be harmed.

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

BOLT BIOTHERAPEUTICS, INC.

Date: May 14, 2024	By:	/s/ Randall C. Schatzman, Ph.D.
Randall C. Schatzman, Ph.D. Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ William P. Quinn
William P. Quinn Chief Financial Officer (Principal Financial and Accounting Officer)