Form 10-Q
period 2024-06-30
Bolt Biotherapeutics, Inc.
filed 2024-08-13
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 38,264,843 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$6,202	$10,810
Short-term investments	67,495	91,379
Prepaid expenses and other current assets	2,934	3,519
Total current assets	76,631	105,708
Property and equipment, net	4,079	4,957
Operating lease right-of-use assets	17,559	19,120
Restricted cash	1,765	1,765
Long-term investments	23,834	26,413
Other assets	308	1,821
Total assets	$124,176	$159,784
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,627	$2,987
Accrued expenses and other current liabilities	10,254	12,486
Deferred revenue	2,024	2,201
Operating lease liabilities	2,995	2,782
Total current liabilities	17,900	20,456
Operating lease liabilities, net of current portion	15,896	17,437
Deferred revenue, non-current	4,520	9,107
Other long-term liabilities	—	43
Total liabilities	38,316	47,043
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at June 30, 2024 and December 31, 2023; zero shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023; 38,264,843 and 38,114,606 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	482,194	476,988
Accumulated other comprehensive (loss) gain	(44)	37
Accumulated deficit	(396,291)	(364,285)
Total stockholders' equity:	85,860	112,741
Total liabilities and stockholders' equity	$124,176	$159,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$1,275	$1,433	$6,549	$3,259
Operating expenses:
Research and development	15,433	15,644	31,962	30,269
General and administrative	4,874	5,621	10,711	11,237
Restructuring charges	3,565	—	3,565	—
Total operating expense	23,872	21,265	46,238	41,506
Loss from operations	(22,597)	(19,832)	(39,689)	(38,247)
Other income, net
Interest income, net	1,402	1,775	3,008	3,210
Other income	—	—	4,675	—
Total other income, net	1,402	1,775	7,683	3,210
Net loss	(21,195)	(18,057)	(32,006)	(35,037)
Net unrealized (loss) gain on marketable securities	(8)	6	(81)	690
Comprehensive loss	$(21,203)	$(18,051)	$(32,087)	$(34,347)
Net loss per share, basic and diluted	$(0.56)	$(0.48)	$(0.84)	$(0.93)
Weighted-average shares outstanding, basic and diluted	38,128,344	37,750,393	38,098,383	37,717,391

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	38,127,740	$1	$479,290	$(36)	$(375,096)	$104,159
Vesting of restricted stock units	12,512	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	124,591	—	79	—	—	79
Stock-based compensation	—	—	2,825	—	—	2,825
Unrealized loss on available-for-sale investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(21,195)	(21,195)
Balance at June 30, 2024	38,264,843	$1	$482,194	$(44)	$(396,291)	$85,860

	Three Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	37,813,037	$—	$469,989	$(235)	$(312,068)	$157,686
Vesting of restricted stock units	14,882	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	118,566	1	140	—	—	141
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	2,350	—	—	2,350
Unrealized gain on available-for-sale investments	—	—	—	6	—	6
Net loss	—	—	—	—	(18,057)	(18,057)
Balance at June 30, 2023	37,950,986	$1	$472,485	$(229)	$(330,125)	$142,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	38,114,606	$1	$476,988	$37	$(364,285)	$112,741
Vesting of restricted stock units	25,646	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	124,591	—	79	—	—	79
Stock-based compensation	—	—	5,127	—	—	5,127
Unrealized gain on available-for-sale investments	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(32,006)	(32,006)
Balance at June 30, 2024	38,264,843	$1	$482,194	$(44)	$(396,291)	$85,860

	Six Months Ended June 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Vesting of restricted stock units	30,017	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	118,566	1	140	—	—	141
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	4,826	—	—	4,826
Unrealized loss on available-for-sale investments	—	—	—	690	—	690
Net loss	—	—	—	—	(35,037)	(35,037)
Balance at June 30, 2023	37,950,986	$1	$472,485	$(229)	$(330,125)	$142,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,006)	$(35,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	925
Stock-based compensation expense	5,127	4,826
Accretion of discount on marketable securities	(1,824)	(1,964)
Non-cash lease expense	1,561	1,450
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,098	(928)
Accounts payable and accrued expenses	(2,629)	(5,428)
Operating lease liabilities	(1,328)	(1,139)
Deferred revenue	(4,764)	(1,217)
Other long-term liabilities	(43)	1
Net cash used in operating activities	(32,893)	(38,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(35)
Purchases of marketable securities	(55,283)	(96,524)
Maturities of marketable securities	83,489	139,130
Net cash provided by investing activities	28,206	42,571
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	79	147
Net cash provided by financing activities	79	147
Net (decrease) increase in cash	(4,608)	4,207
Cash, cash equivalents and restricted cash at beginning of year	12,575	10,809
Cash, cash equivalents and restricted cash at end of period	$7,967	$15,016
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,202	$13,451
Restricted cash	1,765	1,565
Total cash, cash equivalents and restricted cash	$7,967	$15,016
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$37	$46
Deferred offering costs in accounts payable and accrued liabilities	$102	$102

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and anticipates continuing to incur net losses for the foreseeable future. As of June 30, 2024, the Company had cash and cash equivalents and marketable securities of $97.5 million and an accumulated deficit of $396.3 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. The Company will need to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation, restructuring costs, long-lived assets impairment assessment, and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Restructuring Charges

Restructuring charges consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other company funded benefits.

Long-lived Assets Impairment Assessment

Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the three months ended June 30, 2024, the Company performed an evaluation of the impact of the May 2024 announcement and restructuring plan on the carrying value of its long-lived assets and concluded that there was no impairment charge to be recognized on the long-lived assets.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of June 30, 2024 and December 31, 2023, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for annual periods beginning on January 1, 2024, and interim periods beginning on January 1, 2025. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning on January 1, 2025 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

During the three and six months ended June 30, 2024, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers within the hierarchy during the three and six months ended June 30, 2024 or 2023.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$24,982	$3	$(12)	$24,973
U.S. treasury securities	25,730	—	(13)	25,717
Other government agency securities	6,481	—	(11)	6,470
Commercial paper	7,986	—	(5)	7,981
Corporate debt securities	29,157	9	(15)	29,151
Total	$94,336	$12	$(56)	$94,292

	December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$17,347	$10	$(15)	$17,342
U.S. treasury securities	43,924	34	(11)	43,947
Other government agency securities	13,371	—	(15)	13,356
Commercial paper	20,351	4	(10)	20,345
Corporate debt securities	22,763	41	(2)	22,802
Total	$117,756	$89	$(53)	$117,792

As of June 30, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of June 30, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$6,485	$(2)	$18,488	$(10)	$24,973	$(12)
U.S. treasury securities	14,839	(6)	10,878	(7)	25,717	(13)
Other government agency securities	—	—	6,470	(11)	6,470	(11)
Commercial paper	7,981	(5)	—	—	7,981	(5)
Corporate debt securities	18,816	(8)	10,335	(7)	29,151	(15)
Total	$48,121	$(21)	$46,171	$(35)	$94,292	$(56)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,686	$—	$12,656	$(15)	$17,342	$(15)
U.S. treasury securities	34,104	—	9,843	(11)	43,947	(11)
Other government agency securities	2,477	(1)	10,879	(14)	13,356	(15)
Commercial paper	20,345	(10)	—	—	20,345	(10)
Corporate debt securities	9,566	(1)	13,236	(1)	22,802	(2)
Total	$71,178	$(12)	$46,614	$(41)	$117,792	$(53)

Accrued interest receivable on available-for-sale securities were $0.4 million and $0.3 million at June 30, 2024 and December 31, 2023, respectively, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2024.

As of June 30, 2024 and December 31, 2023, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	June 30, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,990	$1,990	$—	$—
Asset-backed securities	24,973	—	24,973	—
U.S. treasury securities	25,717	6,422	19,295	—
Other government agency securities	6,470	—	6,470	—
Commercial paper	7,981	—	7,981	—
Corporate debt securities	29,151	—	29,151	—
Total	$96,282	$8,412	$87,870	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,641	$8,641	$—	$—
Asset-backed securities	17,342	—	17,342	—
U.S. treasury securities	43,947	33,001	10,946	—
Other government agency securities	13,356	—	13,356	—
Commercial paper	20,345	—	20,345	—
Corporate debt securities	22,802	—	22,802	—
Total	$126,433	$41,642	$84,791	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$10,075	$10,038
Office equipment	386	386
Leasehold improvements	286	285
Total property and equipment	10,747	10,709
Less accumulated depreciation and amortization	(6,668)	(5,752)
Total	$4,079	$4,957

Depreciation expense related to property and equipment was $0.4 million for each of the three months ended June 30, 2024 and 2023 and $0.9 million for each of the six months ended June 30, 2024 and 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued research and development	$4,019	$6,092
Accrued compensation	2,889	5,820
Accrued restructuring charges	2,900	—
Accrued other	446	574
Total	$10,254	$12,486

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2024, receivables of $0.2 million related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the Company's condensed balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the Company's condensed balance sheet and will be recognized over time as the services are performed. As of June 30, 2024, contract liabilities totaling $1.0 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.6 million in non-current liabilities on the Company's condensed balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$1,502
Addition—amount billed or accrued for research and development services	285
Revenue recognized	(814)
Balance at June 30, 2024	$973

The Company recorded $0.2 million and $0.8 million revenue during the three and six months ended June 30, 2024, respectively, and zero in the same periods in 2023. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out-of-pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $28.6 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2024, receivables of $0.5 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the Company's condensed balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the Company's condensed balance sheet and will be recognized over time as the services are performed. As of June 30, 2024, contract liabilities totaling $5.6 million were recorded in deferred revenue with $1.6 million in current liabilities and $4.0 million in non-current liabilities on the Company's condensed balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$6,664
Addition—amount billed for research and development services	1,169
Revenue recognized	(2,263)
Balance at June 30, 2024	$5,570

The Company recorded $1.0 million and $2.3 million in revenue earned during the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.8 million in the same periods in 2023, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

The Company determined that the Amended Innovent Agreement no longer meets the criteria under ASC 606. Therefore, $2.5 million of deferred revenue allocated to the unsatisfied performance obligation as of the contract modification date, was recognized as revenue and the $4.7 million one-time payment received was recognized as other income on the condensed statement of operations and comprehensive loss in the first quarter of 2024.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$3,142
Addition—amount billed for research and development services	331
Revenue recognized	(3,473)
Balance at June 30, 2024	$—

The Company recorded zero and $3.5 million in revenue earned during the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.5 million in the same periods in 2023, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

Oncology Clinical Trial Collaboration and Supply Agreement with Bristol-Myers Squibb

In September 2021, the Company entered into a clinical collaboration and supply agreement with Bristol-Myers Squibb Company (“BMS”) to study trastuzumab imbotolimod in combination with BMS’s PD-1 checkpoint inhibitor nivolumab, for the treatment of HER2-expressing solid tumors (the “BMS Agreement”). Under the BMS Agreement, BMS granted the Company a non-exclusive, non-transferable, royalty-free license (with a right to sublicense) under its intellectual property to use nivolumab in a clinical trial for a combination therapy of nivolumab and trastuzumab imbotolimod, formerly known as BDC-1001. On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod, which includes the clinical trial for a combination therapy of nivolumab and trastuzumab imbotolimod.

Clinical Supply Agreement with F. Hoffmann-La Roche Ltd

In September 2022, the Company entered into a clinical supply agreement with Roche to study trastuzumab imbotolimod in combination with Roche’s pertuzumab (Perjeta®), a compound approved for the treatment of HER2-positive breast cancer (the "Roche Agreement"). Under the Roche Agreement, Roche granted the Company a non-exclusive, non-sublicensable, royalty-free license under its intellectual property to use pertuzumab in a clinical trial for a combination therapy of pertuzumab and trastuzumab imbotolimod. On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod, which includes the clinical trial for a combination therapy of pertuzumab and trastuzumab imbotolimod.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with the early termination date no earlier than September 30, 2024, and no option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.2 million for each of the three months ended June 30, 2024 and 2023 and $0.4 million for each of six months ended June 30, 2024 and 2023.

At June 30, 2024 and December 31, 2023, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2024 were 6.4 years and 11.2%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 6.7 years and 11.1%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total operating lease cost	$1,119	$1,119	$2,239	$2,239

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating cash flows from operating leases	$2,411	$2,332

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of June 30, 2024 (in thousands):

	Operating Leases	Sublease Income
2024	$2,475	$183
2025	4,340	—
2026	3,484	—
2027	3,602	—
2028	3,724	—
Thereafter	9,514	—
Total minimum lease payments/sublease income	27,139	183
Less imputed interest	(8,248)	—
Total	$18,891	$183

Supply Agreement

In January 2022, the Company entered into an amended and restated supply agreement with EirGenix, Inc. (the “Amended Supply Agreement”), which amends the original supply agreement with EirGenix, Inc. (“EirGenix”), dated March 10, 2019, pursuant to which EirGenix agreed to supply to the Company, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which the Company uses in the manufacture of trastuzumab imbotolimod. Under the Amended Supply Agreement, the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The Amended Supply Agreement is cancellable by the Company upon delivering the appropriate written notice. On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod. As of June 30, 2024, the Company did not incur any nor have any milestone payments probable under the Amended Supply Agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Legal Proceedings

From time to time, we might be subject to various legal proceedings relating to claims arising out of our operations. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. Except as described below, we are not currently involved in any material legal proceedings, the ultimate disposition of which could have a material adverse effect on our operations, financial condition or cash flows.

Securities Class Action

On July 2, 2024, a securities class action complaint was filed against the Company and certain of its directors and executive officers (collectively, the "Defendants") in the United States District Court for the Northern District of California, captioned Nesterenko v. Bolt Biotherapeutics, Inc. et al., Case No. 3:24-cv-03985 , purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and May 14, 2024. The complaint alleges that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks unspecified monetary damages and other relief. The Company intends to defend the case vigorously.

7. Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset, BDC-3042, a Dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, targeting Claudin 18.2, and reduce overall operating expenses. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consist of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. No cash payments and no other non-cash settlements or adjustments were made during the three and six months ended June 30, 2024. As of June 30, 2024, the $2.9 million one-time termination benefits remain payable and are recorded within the accrued expenses and other current liabilities line item on the Company's condensed balance sheet. Severance payments commenced in July 2024 and will extend through July 2025.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of June 30, 2024, no shares of the Company's common stock have been sold under this ATM.

9. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,905,730 shares on January 1, 2024. In connection with the workforce reduction described in Note 7 “Restructuring”, the Company entered into consulting agreements with certain officers of the Company, pursuant to which a total of 1,615,713 stock options previously granted to the officers were canceled on July 15, 2024.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 381,146 shares on January 1, 2024. During the six months ended June 30, 2024, 124,591 shares were issued under the ESPP and 118,566 shares were issued under the ESPP during the same period in 2023.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $14,000 and $31,000 for the three and six months ended June 30, 2024, respectively, and $39,000 and $0.1 million for the same periods in 2023, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,077	$905	$2,057	$1,931
General and administrative	1,748	1,445	3,070	2,895
Total	$2,825	$2,350	$5,127	$4,826

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(21,195)	$(18,057)	$(32,006)	$(35,037)
Denominator:
Weighted average common shares outstanding	38,164,856	37,851,141	38,141,318	37,826,508
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(36,512)	(100,748)	(42,935)	(109,117)
Weighted average common shares outstanding - basic and diluted	38,128,344	37,750,393	38,098,383	37,717,391
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.48)	$(0.84)	$(0.93)

Potentially dilutive shares to be issued under the ESPP as of June 30, 2024 and 2023 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2024	2023
Common stock options issued and outstanding	12,601,974	10,794,785
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	25,025	89,300
Total	12,626,999	10,884,085

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-3042, our Dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first five dose escalation cohorts without experiencing a dose-limiting toxicity.

We recently selected BDC-4182 as our next clinical candidate. BDC-4182 utilizes our next-generation Boltbody™ ISAC technology and targets the Claudin 18.2 tumor associated antigen. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a first-in-class Claudin 18.2-targeted monoclonal antibody, receiving commercial approval in Japan in March 2024 for patients with Claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer. Other programs targeting Claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. BDC-4182 is currently in IND-enabling activities. Clinical candidate selection was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in a non-GLP non-human primate toxicology study, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our Claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) 2023 Annual Meeting in October. We expect to initiate our first in human clinical trial in 2025.

On May 14, 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we will discontinue developing trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our Phase 1 asset, BDC-3042, and our next generation Boltbody™ ISAC platform including new clinical candidate BDC-4182, targeting Claudin 18.2 and reduce overall operating expenses. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate the total restructuring charges amounting to $3.6 million, which consist of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. The severance payments commenced in July 2024 an will extend through July 2025.

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

We have incurred operating losses since our inception. Our net losses were $21.2 million and $32.0 million for the three and six months ended June 30, 2024, respectively, and $18.1 million and $35.0 million for the same periods in 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $396.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative and restructuring costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

The effects of a pandemic or major geopolitical developments, and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, Risk Factors below and in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through June 30, 2024, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Restructuring Charges

Restructuring charges consist of one-time termination benefits such as severance costs and related benefits and stock-based compensation charges associated with a reduction-in-force.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$1,275	$1,433	$(158)	$6,549	$3,259	$3,290
Operating expenses:
Research and development	15,433	15,644	(211)	31,962	30,269	1,693
General and administrative	4,874	5,621	(747)	10,711	11,237	(526)
Restructuring charges	3,565	—	3,565	3,565	—	3,565
Total operating expenses	23,872	21,265	2,607	46,238	41,506	4,732
Loss from operations	(22,597)	(19,832)	(2,765)	(39,689)	(38,247)	(1,442)
Other income (expense), net:
Interest income, net	1,402	1,775	(373)	3,008	3,210	(202)
Other income (expense), net:	—	—	—	4,675	—	4,675
Total other income (expense), net	1,402	1,775	(373)	7,683	3,210	4,473
Net loss	$(21,195)	$(18,057)	$(3,138)	$(32,006)	$(35,037)	$3,031

Collaboration Revenue

Revenue was $1.3 million and $6.5 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $3.3 million for the same periods in 2023, respectively. The decrease in the comparative three-month periods was due to no revenue being recognized from the Innovent collaboration as we had satisfied our performance obligation to Innovent in the prior quarter, offset by revenue recognized under the Toray Agreement as we continued development in 2024. The increase in the comparable six-month periods was due to the revenue recognized under the Amended Innovent Agreement in the first quarter of 2024 and the continued progress in our other collaborations as we fulfill our performance obligations to our collaboration partners.

Research and Development Expenses

Research and development expenses were $15.4 million and $32.0 million for the three and six months ended June 30, 2024, respectively, and $15.6 million and $30.3 million for the same periods in 2023, respectively. Expenses in the comparative three-month periods were materially consistent. The increase of $1.7 million between the comparable six-month periods was due to a $1.7 million increase in clinical trial expenses due to continued progress in our clinical trial for BDC-3042 and costs related to existing patient and site visits prior to the decision to cease the development of trastuzumab imbotolimod. The increase in expenses was further due to a $0.8 million increase in research and development contract service expenses and a $0.4 million increase in salary and related expenses primarily due to an increase in headcount, partially offset by a $0.7 million decrease in manufacturing expenses related to timing of batch production of our product candidates and a $0.4 million decrease in consulting expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million and $10.7 million for the three and six months ended June 30, 2024, respectively, and $5.6 million and $11.2 million for the same periods in 2023, respectively. The decrease of $0.7 million between the comparable three-month periods was mainly due to a $0.6 million decrease in salary and related expenses primarily due to a decrease in bonus expense as result of the restructuring plan. The $0.5 million decrease in expenses between the comparable six-month periods was mainly due to decrease in salary and related expenses primarily due to decrease in bonus expense as result of the restructuring plan.

Restructuring Charges

Restructuring charges were $3.6 million for the three and six months ended June 30, 2024, consisting of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense as a result of a restructuring plan. There were no restructuring charges in the three and six months ended June 30, 2023.

Other Income, Net

Interest Income, Net

Interest income was $1.4 million and $3.0 million for the three and six months ended June 30, 2024, respectively, and $1.8 million and $3.2 million for the same periods in 2023, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was zero and $4.7 million for the three and six months ended June 30, 2024, respectively, and zero for the same periods in 2023. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $97.5 million and an accumulated deficit of $396.3 million. Our net losses were $21.2 million and $32.0 million for the three and six months ended June 30, 2024, respectively, and $18.1 million and $35.0 million for the same periods in 2023, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of June 30, 2024 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements then maximization of total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of June 30, 2024, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(32,893)	$(38,511)
Investing activities	28,206	42,571
Financing activities	79	147
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,608)	$4,207

Operating Activities

Net cash used in operating activities was $32.9 million and $38.5 million for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities for the six months ended June 30, 2024 was due to our net loss of $32.0 million, adjusted down for $5.8 million of non-cash charges and up for a $6.7 million change in operating assets and liabilities. The non-cash charges were comprised of $5.1 million for stock-based compensation, $1.6 million of non-cash lease-related expense, and $0.9 million for depreciation and amortization expense, partially offset by $1.8 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $4.8 million decrease in our deferred revenue, a $2.6 million decrease in our accounts payable and accrued expenses, and a $1.3 million decrease in operating lease liabilities, offset by a $2.0 million decrease in our prepaid expenses and other current assets. Net cash used in operating activities for the six months ended June 30, 2023 was due to our net loss of $35.0 million, adjusted down for $5.2 million of non-cash charges and up for a $8.7 million change in operating assets and liabilities. The non-cash charges were comprised of $4.8 million for stock-based compensation, $2.0 million for accretion of discount on marketable securities, $1.5 million of non-cash lease-related expense, and $0.9 million for depreciation and amortization expense. The change in net operating assets was primarily due to a $5.4 million decrease in our accounts payable and accrued expenses, and the remaining changes contributed to decreases in our deferred revenue and operating lease liabilities, and increases in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $28.2 million and $42.6 million for the six months ended June 30, 2024 and 2023, respectively. The net cash provided by investing activities for the six months ended June 30, 2024 was due to $83.5 million in maturities of marketable securities, offset by $55.3 million in purchases of marketable securities. The net cash provided by investing activities for the six months ended June 30, 2023 was due to a $139.1 million maturities of marketable securities, offset by a $96.5 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million for each of the six months ended June 30, 2024 and 2023. The net cash provided by financing activities for the six months ended June 30, 2024 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities for the same period in 2023 was due to net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than as set forth below.

Long-lived Assets Impairment Assessment

Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to our estimate of future net cash flows to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we might be subject to various legal proceedings relating to claims arising out of our operations. The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts above management’s expectations, our business, results of operations, financial position and cash flows for that reporting period could be materially adversely affected. Except as described below, we are not currently involved in any material legal proceedings, the ultimate disposition of which could have a material adverse effect on our operations, financial condition or cash flows.

Refer to Note 6 Commitments and Contingencies, to our unaudited condensed financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our legal proceedings.

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

Our failure to meet the continued listing requirements of The Nasdaq Stock Market LLC could result in a delisting of our common stock.

On July 2, 2024, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market, LLC or Nasdaq, notifying us that on July 1, 2024, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the Minimum Bid Requirement, or the Grace Period, subject to a potential 180 calendar day extension, as described below. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days within the Grace Period. If we do not achieve compliance with the Minimum Bid Requirement by December 30, 2024, the end of the Grace Period, we may be eligible for an additional 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. However, if it appears to Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, we would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future, or at all. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if our common stock were to be delisted from Nasdaq, our common stock would cease to be recognized as a covered security and we would be subject to additional regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Nasdaq minimum bid requirement would allow our securities to be listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement, or other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. An accredited investor generally is a person whose individual annual income exceeded $200,000, or whose joint annual income with a spouse exceeded $300,000 during the past two years and who expects their annual income to exceed the applicable level during the current year, or a person with net worth in excess of $1.0 million, not including the value of the investor’s principal residence and excluding mortgage debt secured by the investor’s principal residence up to the estimated fair market value of the home, except that any mortgage debt incurred by the investor within 60 days prior to the date of the transaction shall not be excluded from the determination of the investor’s net worth unless the mortgage debt was incurred to acquire the residence. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. This means that if we are unable maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

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
31.1

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X
32.1†	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† The certification attached as Exhibit 32.1that accompanies this Form 10-Q is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bolt Biotherapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT BIOTHERAPEUTICS, INC.

Date: August 13, 2024	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: August 13, 2024	By:	/s/ Sarah Nemec
Sarah Nemec Vice President, Finance (Principal Accounting Officer)