Form 10-Q
period 2024-09-30
Bolt Biotherapeutics, Inc.
filed 2024-11-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 38,273,002 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,366	$10,810
Short-term investments	44,432	91,379
Restricted cash	792	—
Prepaid expenses and other current assets	2,557	3,519
Total current assets	57,147	105,708
Property and equipment, net	3,565	4,957
Operating lease right-of-use assets	16,756	19,120
Restricted cash, non-current	981	1,765
Long-term investments	30,598	26,413
Other assets	287	1,821
Total assets	$109,334	$159,784
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,482	$2,987
Accrued expenses and other current liabilities	11,806	12,486
Deferred revenue	1,971	2,201
Operating lease liabilities	2,824	2,782
Total current liabilities	18,083	20,456
Operating lease liabilities, net of current portion	15,353	17,437
Deferred revenue, non-current	3,867	9,107
Other long-term liabilities	—	43
Total liabilities	37,303	47,043
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.00001 par value, authorized shares—10,000,000 shares authorized at September 30, 2024 and December 31, 2023; zero shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023; 38,273,002 and 38,114,606 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	483,292	476,988
Accumulated other comprehensive gain	205	37
Accumulated deficit	(411,467)	(364,285)
Total stockholders' equity:	72,031	112,741
Total liabilities and stockholders' equity	$109,334	$159,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$1,141	$2,528	$7,690	$5,787
Operating expenses:
Research and development	13,785	14,951	45,747	45,220
General and administrative	3,799	5,760	14,510	16,997
Restructuring charges	—	—	3,565	—
Total operating expense	17,584	20,711	63,822	62,217
Loss from operations	(16,443)	(18,183)	(56,132)	(56,430)
Other income, net
Interest income, net	1,267	1,926	4,275	5,136
Other income	—	—	4,675	—
Total other income, net	1,267	1,926	8,950	5,136
Net loss	(15,176)	(16,257)	(47,182)	(51,294)
Net unrealized gain on marketable securities	249	55	168	745
Comprehensive loss	$(14,927)	$(16,202)	$(47,014)	$(50,549)
Net loss per share, basic and diluted	$(0.40)	$(0.43)	$(1.24)	$(1.36)
Weighted-average shares outstanding, basic and diluted	38,250,982	37,868,480	38,149,830	37,768,308

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2024	38,264,843	$1	$482,194	$(44)	$(396,291)	$85,860
Vesting of restricted stock units	8,159	—	—	—	—	—
Stock-based compensation	—	—	1,098	—	—	1,098
Unrealized gain on available-for-sale investments	—	—	—	249	—	249
Net loss	—	—	—	—	(15,176)	(15,176)
Balance at September 30, 2024	38,273,002	$1	$483,292	$205	$(411,467)	$72,031

	Three Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	37,950,986	$1	$472,485	$(229)	$(330,125)	$142,132
Vesting of restricted stock units	14,884	—	—	—	—	—
Stock-based compensation	—	—	2,329	—	—	2,329
Unrealized gain on available-for-sale investments	—	—	—	55	—	55
Net loss	—	—	—	—	(16,257)	(16,257)
Balance at September 30, 2023	37,965,870	$1	$474,814	$(174)	$(346,382)	$128,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	38,114,606	$1	$476,988	$37	$(364,285)	$112,741
Vesting of restricted stock units	33,805	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	124,591	—	79	—	—	79
Stock-based compensation	—	—	6,225	—	—	6,225
Unrealized gain on available-for-sale investments	—	—	—	168	—	168
Net loss	—	—	—	—	(47,182)	(47,182)
Balance at September 30, 2024	38,273,002	$1	$483,292	$205	$(411,467)	$72,031

	Nine Months Ended September 30, 2023
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Vesting of restricted stock units	44,901	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	118,566	1	140	—	—	141
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	7,155	—	—	7,155
Unrealized gain on available-for-sale investments	—	—	—	745	—	745
Net loss	—	—	—	—	(51,294)	(51,294)
Balance at September 30, 2023	37,965,870	$1	$474,814	$(174)	$(346,382)	$128,259

The accompanying notes are an integral part of these unaudited condensed financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,182)	$(51,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,355	1,387
Stock-based compensation expense	6,225	7,155
Accretion of discount on marketable securities	(2,307)	(3,299)
Gain on sale of fixed assets	(70)	—
Non-cash lease expense	2,364	2,194
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,496	(2,198)
Accounts payable and accrued expenses	(2,185)	(4,601)
Operating lease liabilities	(2,042)	(1,754)
Deferred revenue	(5,470)	(2,851)
Other long-term liabilities	(43)	1
Net cash used in operating activities	(46,859)	(55,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41)	(200)
Proceeds from sales of property and equipment	148	—
Purchases of marketable securities	(75,602)	(132,828)
Maturities of marketable securities	120,839	188,257
Net cash provided by investing activities	45,344	55,229
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	79	147
Net cash provided by financing activities	79	147
Net (decrease) increase in cash	(1,436)	116
Cash, cash equivalents and restricted cash at beginning of year	12,575	10,809
Cash, cash equivalents and restricted cash at end of period	$11,139	$10,925
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,366	$9,160
Restricted cash	1,773	1,765
Total cash, cash equivalents and restricted cash	$11,139	$10,925

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. The balance sheet as of December 31, 2023 was derived from the audited financial statements as of that date. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since its inception and anticipates continuing to incur net losses for the foreseeable future. As of September 30, 2024, the Company had cash and cash equivalents and marketable securities of $84.4 million and an accumulated deficit of $411.5 million. Based upon the Company's current operating plans, the Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. The Company will need to raise additional capital to continue the advancement of its programs. In the near term, the Company's primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund its operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacture of the Company's product candidates. The Company's uses of cash in the long term will be similar as the Company advances its research and development activities and pays employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and the Company expects its funding requirements to grow with the advancement of its programs. The Company's long-term funding requirements will depend on many factors, which are uncertain but include its portfolio prioritization decisions and the success of its collaborations. In turn, the Company's ability to raise additional capital through equity or partnering will depend on the general economic environment in which it operates and its ability to achieve key milestones.

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

Long-lived Assets Impairment Assessment

Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. During the nine months ended September 30, 2024, the Company performed an evaluation of the impact of the May 2024 announcement and restructuring plan on the carrying value of its long-lived assets and concluded that there was no impairment charge to be recognized on the long-lived assets.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of September 30, 2024 and December 31, 2023, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements ("ASU 2024-02"). This ASU aims to improve and simplify the language and structure of the Codification by removing references to Concepts Statements. This amendment is effective for periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of this guidance on its financial statements and related disclosures.

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

During the three and nine months ended September 30, 2024, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three and nine months ended September 30, 2024 and 2023.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$23,472	$72	$(1)	$23,543
U.S. treasury securities	17,343	28	—	17,371
Commercial paper	2,051	7	—	2,058
Corporate debt securities	31,958	100	—	32,058
Total	$74,824	$207	$(1)	$75,030

	December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$17,347	$10	$(15)	$17,342
U.S. treasury securities	43,924	34	(11)	43,947
Other government agency securities	13,371	—	(15)	13,356
Commercial paper	20,351	4	(10)	20,345
Corporate debt securities	22,763	41	(2)	22,802
Total	$117,756	$89	$(53)	$117,792

As of September 30, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at the time of maturity. As of September 30, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,983	$—	$20,560	$(1)	$23,543	$(1)
U.S. treasury securities	9,414	—	7,957	—	17,371	—
Commercial paper	2,058	—	—	—	2,058	—
Corporate debt securities	17,513	—	14,545	—	32,058	—
Total	$31,968	$—	$43,062	$(1)	$75,030	$(1)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,686	$—	$12,656	$(15)	$17,342	$(15)
U.S. treasury securities	34,104	—	9,843	(11)	43,947	(11)
Other government agency securities	2,477	(1)	10,879	(14)	13,356	(15)
Commercial paper	20,345	(10)	—	—	20,345	(10)
Corporate debt securities	9,566	(1)	13,236	(1)	22,802	(2)
Total	$71,178	$(12)	$46,614	$(41)	$117,792	$(53)

Accrued interest receivable on available-for-sale securities were $0.4 million and $0.3 million at September 30, 2024 and December 31, 2023, respectively, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	September 30, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,611	$7,611	$—	$—
Asset-backed securities	23,543	—	23,543	—
U.S. treasury securities	17,371	1,963	15,408	—
Commercial paper	2,058	—	2,058	—
Corporate debt securities	32,058	—	32,058	—
Total	$82,641	$9,574	$73,067	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,641	$8,641	$—	$—
Asset-backed securities	17,342	—	17,342	—
U.S. treasury securities	43,947	33,001	10,946	—
Other government agency securities	13,356	—	13,356	—
Commercial paper	20,345	—	20,345	—
Corporate debt securities	22,802	—	22,802	—
Total	$126,433	$41,642	$84,791	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$9,745	$10,038
Office equipment	386	386
Leasehold improvements	286	285
Total property and equipment	10,417	10,709
Less accumulated depreciation and amortization	(6,852)	(5,752)
Total	$3,565	$4,957

Depreciation expense related to property and equipment was $0.5 million for each of the three months ended September 30, 2024 and 2023 and $1.4 million each of the nine months ended September 30, 2024 and 2023.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued research and development	$6,802	$6,092
Accrued compensation	3,254	5,820
Accrued restructuring charges	1,377	—
Accrued other	373	574
Total	$11,806	$12,486

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.8 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2024, receivables of $25,000 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the Company's condensed balance sheet. There were no receivables as of December 31, 2023. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the Company's condensed balance sheet and will be recognized over time as the services are performed. As of September 30, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the Company's condensed balance sheet based on the forecasted periods of performance. As of December 31, 2023, contract liabilities totaling $1.5 million at period-end were recorded in deferred revenue with $0.5 million in current liabilities and $1.0 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$1,502
Addition—amount billed or accrued for research and development services	310
Revenue recognized	(914)
Balance at September 30, 2024	$898

The Company recorded $0.1 million and $0.9 million revenue during the three and nine months ended September 30, 2024, respectively, and zero in the same periods in 2023. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out-of-pocket costs incurred through the completion of the first Phase 1 clinical trial for the lead product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement was considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $28.0 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2024 and as of December 31, 2023, receivables of $0.4 million and $0.6 million, respectively, related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the Company's condensed balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the Company's condensed balance sheet and will be recognized over time as the services are performed. As of September 30, 2024, contract liabilities totaling $4.9 million were recorded in deferred revenue with $1.6 million in current liabilities and $3.3 million in non-current liabilities on the Company's condensed balance sheet based on the forecasted periods of performance. As of December 31, 2023, contract liabilities totaling $6.7 million were recorded in deferred revenue with $1.0 million in current liabilities and $5.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$6,664
Addition—amount billed for research and development services	1,580
Revenue recognized	(3,303)
Balance at September 30, 2024	$4,941

The Company recorded $1.0 million and $3.3 million in revenue earned during the three and nine months ended September 30, 2024, respectively, and $0.8 million and $2.6 million in the same periods in 2023, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2023	$3,142
Addition—amount billed for research and development services	331
Revenue recognized	(3,473)
Balance at September 30, 2024	$—

The Company recorded zero and $3.5 million in revenue earned during the three and nine months ended September 30, 2024, respectively, and $1.7 million and $3.2 million in the same periods in 2023, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

In connection with the execution of the Chesapeake Master Lease, the Company entered into two operating lease agreements to sublease portions of the premises to two unrelated third parties. The first sublease agreement, to sublease 10,000 square feet, commenced in August 2020 and expired on August 31, 2022. The second sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with an effective date no earlier than September 30, 2024. After which either the Company or the sublessee have the right to terminate the sublease prior to the expiration date by providing at least fifteen months written notice to the other party. The subtenant does not have an option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income under the two sublease agreements was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023, respectively.

At September 30, 2024 and December 31, 2023, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2024 were 6.2 years and 11.3%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 6.7 years and 11.1%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total operating lease cost	$1,119	$1,120	$3,358	$3,360

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating cash flows from operating leases	$3,644	$3,524

The following is a schedule by year for future maturities of the Company’s operating lease liabilities to be received as of September 30, 2024 (in thousands):

Operating Leases
2024	$1,242
2025	4,340
2026	3,484
2027	3,602
2028	3,724
Thereafter	9,514
Total minimum lease payments	25,906
Less imputed interest	(7,729)
Total	$18,177

Supply Agreement

In January 2022, the Company entered into an amended and restated supply agreement with EirGenix, Inc. (the “Amended Supply Agreement”), which amends the original supply agreement with EirGenix, Inc. (“EirGenix”), dated March 10, 2019, pursuant to which EirGenix agreed to supply to the Company, on a non-exclusive basis, bulk drug substance of EG12014, its monoclonal antibody being developed as a biosimilar of trastuzumab, which the Company uses in the manufacture of trastuzumab imbotolimod. Under the Amended Supply Agreement, the Company may be required to pay milestone payments upon the achievement of specified regulatory milestones. The Amended Supply Agreement is cancellable by the Company upon delivering the appropriate written notice. On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it will discontinue developing trastuzumab imbotolimod. As of September 30, 2024, the Company did not incur any nor have any milestone payments probable under the Amended Supply Agreement.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

Securities Class Action

On July 2, 2024, a securities class action complaint was filed against the Company and certain of its directors and executive officers (collectively, the "Defendants") in the United States District Court for the Northern District of California, captioned Nesterenko v. Bolt Biotherapeutics, Inc. et al., Case No. 3:24-cv-03985 , purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and May 14, 2024. The complaint alleges that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint seeks unspecified monetary damages and other relief. On October 3, 2024, the court appointed a lead plaintiff, appointed lead plaintiff's counsel, and ordered the parties to submit a proposed briefing schedule for the filing of an amended complaint and the Company’s response thereto, which the parties submitted on October 23, 2024. The Company intends to defend the case vigorously.

7. Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset, BDC-3042, a Dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, targeting Claudin 18.2, and reduced overall operating expenses. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consists of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $1.4 million were made during the three and nine months ended September 30, 2024. As of September 30, 2024, $1.5 million of one-time termination benefits remain payable and are recorded within the accrued expenses and other current liabilities line item on the Company's condensed balance sheet. Severance payments commenced in July 2024 and will extend through July 2025. The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, June 30, 2024	$2,900
Cash payments	(1,361)
Balance at September 30, 2024	$1,539

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of September 30, 2024, no shares of the Company's common stock have been sold under this ATM.

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The 2021 ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the 2021 ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 381,146 shares on January 1, 2024. During the nine months ended September 30, 2024, 124,591 shares were issued under the ESPP and 118,566 shares were issued under the ESPP during the same period in 2023.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expense related to the Performance Awards of approximately $3,000 and $34,000 for the three and nine months ended September 30, 2024, respectively, and $33,000 and $0.1 million for the same periods in 2023, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$525	$969	$2,582	$2,900
General and administrative	573	1,360	3,643	4,255
Total	$1,098	$2,329	$6,225	$7,155

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(15,176)	$(16,257)	$(47,182)	$(51,294)
Denominator:
Weighted average common shares outstanding	38,266,705	37,954,383	38,183,419	37,869,602
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(15,723)	(85,903)	(33,589)	(101,294)
Weighted average common shares outstanding - basic and diluted	38,250,982	37,868,480	38,149,830	37,768,308
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.43)	$(1.24)	$(1.36)

Potentially dilutive shares to be issued under the ESPP as of September 30, 2024 and 2023 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2024	2023
Common stock options issued and outstanding	12,290,523	10,904,136
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	7,908	74,416
Total	12,298,431	10,978,552

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 21, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-3042, our Dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor-associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first six dose escalation cohorts without experiencing a dose-limiting toxicity.

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

On May 14, 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we will discontinue developing trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our Phase 1 asset, BDC-3042, and our next generation Boltbody™ ISAC platform including new clinical candidate BDC-4182, targeting Claudin 18.2 and reduce overall operating expenses. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate the total restructuring charges amounting to $3.6 million, which consist of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. The severance payments commenced in July 2024 and will extend through July 2025.

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

We have incurred operating losses since our inception. Our net losses were $15.2 million and $47.2 million for the three and nine months ended September 30, 2024, respectively, and $16.3 million and $51.3 million for the same periods in 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $411.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative and restructuring costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through September 30, 2024, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$1,141	$2,528	$(1,387)	$7,690	$5,787	$1,903
Operating expenses:
Research and development	13,785	14,951	(1,166)	45,747	45,220	527
General and administrative	3,799	5,760	(1,961)	14,510	16,997	(2,487)
Restructuring charges	—	—	—	3,565	—	3,565
Total operating expenses	17,584	20,711	(3,127)	63,822	62,217	1,605
Loss from operations	(16,443)	(18,183)	1,740	(56,132)	(56,430)	298
Other income (expense), net:
Interest income, net	1,267	1,926	(659)	4,275	5,136	(861)
Other income (expense), net:	—	—	—	4,675	—	4,675
Total other income (expense), net	1,267	1,926	(659)	8,950	5,136	3,814
Net loss	$(15,176)	$(16,257)	$1,081	$(47,182)	$(51,294)	$4,112
Net unrealized gain (loss) on marketable securities	249	55	194	168	745	(577)
Comprehensive loss	$(14,927)	$(16,202)	$1,275	$(47,014)	$(50,549)	$3,535

Collaboration Revenue

Revenue was $1.1 million and $7.7 million for the three and nine months ended September 30, 2024, respectively, and $2.5 million and $5.8 million for the same periods in 2023, respectively. The decrease in the comparative three-month periods was due to no revenue being recognized from the Innovent collaboration as we had satisfied our performance obligation to Innovent in the prior quarter, partially offset by increased revenue recognized from our other collaborations as we fulfill our performance obligations to our collaboration partners. The increase in the comparable nine-month periods was due to the revenue recognized under the Amended Innovent Agreement in the first quarter of 2024 and the continued progress in our other collaborations as we fulfill our performance obligations to our collaboration partners.

Research and Development Expenses

Research and development expenses were $13.8 million and $45.7 million for the three and nine months ended September 30, 2024, respectively, and $15.0 million and $45.2 million for the same periods in 2023, respectively. The $1.2 million decrease between the comparable three-month periods was mainly due to a $2.1 million decrease in salary and related expenses primarily due to a decrease in headcount related to the reduction in workforce, a $0.5 million decrease in research and development contract service expenses and a $0.6 million decrease of facilities expenses offset by a $1.6 million increase in contract manufacturing expenses related to the timing of batch production of our product candidates and a $0.6 million increase in clinical trial expenses in our clinical trials for BDC-1001 and costs related to existing patient and site visits as we work to close out the studies.

The increase of $0.5 million between the comparable nine-month periods was due to a $2.3 million increase in clinical trial expenses due to continued progress in our clinical trial for BDC-3042 and costs related to existing patient and site visits prior to the decision to cease the development of trastuzumab imbotolimod. The increase in expenses was further due to a $0.9 million increase in contract manufacturing expenses related to the timing of batch production of our product candidates and a $0.2 million increase in research and development contract service expenses offset by a $1.7 million decrease in salary and related expenses primarily due to a decrease in headcount related to the reduction in workforce, a $0.7 million decrease in facilities expenses and a $0.4 million decrease in consulting expenses.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $14.5 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $17.0 million for the same periods in 2023, respectively. The decrease of $2.0 million between the comparable three-month periods was mainly due to a $1.6 million decrease in salary, bonus and related expenses as a result of the restructuring plan and a $0.4 million decrease in consulting and professional expenses primarily related to decrease in legal expenses. The $2.5 million decrease in expenses between the comparable nine-month periods was mainly due to a $2.1 million decrease in salary, bonus and related expenses as a result of the restructuring plan, a $0.5 million decrease in consulting and professional expenses primarily related to a decrease in legal expenses, offset by a $0.2 million increase in facilities expenses.

Restructuring Charges

Restructuring charges were $3.6 million for the nine months ended September 30, 2024, consisting of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense as a result of a restructuring plan. There were no restructuring charges in three months ended September 30, 2024 and in the three and nine months ended September 30, 2023.

Other Income, Net

Interest Income, Net

Interest income was $1.3 million and $4.3 million for the three and nine months ended September 30, 2024, respectively, and $1.9 million and $5.1 million for the same periods in 2023, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was zero and $4.7 million for the three and nine months ended September 30, 2024, respectively, and zero for the same periods in 2023. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $84.4 million and an accumulated deficit of $411.5 million. Our net losses were $15.2 million and $47.2 million for the three and nine months ended September 30, 2024, respectively, and $16.3 million and $51.3 million for the same periods in 2023, respectively, and we expect to incur additional losses in the future. We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity.

We believe that our current cash, cash equivalents and marketable securities balances as of September 30, 2024 will be sufficient to meet our cash needs for at least 12 months following the issuance date of this Quarterly Report on Form 10-Q. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements then maximization of total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of September 30, 2024, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(46,859)	$(55,260)
Investing activities	45,344	55,229
Financing activities	79	147
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,436)	$116

Operating Activities

Net cash used in operating activities was $46.9 million and $55.3 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities for the nine months ended September 30, 2024 was due to our net loss of $47.2 million, adjusted down for $7.6 million of non-cash charges and up for a $7.2 million change in operating assets and liabilities. The non-cash charges were comprised of $6.2 million for stock-based compensation, $2.4 million of non-cash lease-related expense, and $1.4 million for depreciation and amortization expense, partially offset by $2.3 million for accretion of discount on marketable securities and $0.1 million gain on sale of property and equipment. The change in net operating assets was primarily due to a $5.5 million decrease in our deferred revenue, a $2.2 million decrease in our accounts payable and accrued expenses, and a $2.0 million decrease in operating lease liabilities, offset by a $2.5 million decrease in our prepaid expenses and other current assets. Net cash used in operating activities for the nine months ended September 30, 2023 was due to our net loss of $51.3 million, adjusted down for $7.4 million of non-cash charges and up for a $11.4 million change in operating assets and liabilities. The non-cash charges were comprised of $7.2 million for stock-based compensation, $3.3 million for accretion of discount on marketable securities, $2.2 million of non-cash lease-related expense, and $1.4 million for depreciation and amortization expense. The change in net operating assets was primarily due to a $4.6 million decrease in our accounts payable and accrued expenses, and the remaining changes contributed to a $2.9 million decrease in our deferred revenue and a $1.8 million decrease in our operating lease liabilities, and a $2.2 million increase in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $45.3 million and $55.2 million for the nine months ended September 30, 2024 and 2023, respectively. The net cash provided by investing activities for the nine months ended September 30, 2024 was due to $120.8 million in maturities of marketable securities, offset by $75.6 million in purchases of marketable securities. The net cash provided by investing activities for the nine months ended September 30, 2023 was due to a $188.3 million maturities of marketable securities, offset by a $132.8 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million for each of the nine months ended September 30, 2024 and 2023. The net cash provided by financing activities for the nine months ended September 30, 2024 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities for the same period in 2023 was due to net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BOLT BIOTHERAPEUTICS, INC.

Date: November 12, 2024	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)

Date: November 12, 2024	By:	/s/ Sarah Nemec
Sarah Nemec Vice President, Finance (Principal Accounting Officer)