Form 10-K
period 2024-12-31
Bolt Biotherapeutics, Inc.
filed 2025-03-24
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39988

Bolt Biotherapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2804636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Chesapeake Drive Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 665-9295

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BOLT	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 28, 2024, as reported by The Nasdaq Capital Market, was approximately $21.9 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 19, 2025, the Registrant had 38,339,697 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2024, are incorporated by reference into Part III of this Annual Report.

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
•
any impact of pandemics, or responses to the pandemics on our business, collaborations, clinical trials or personnel;
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
•
If none of our product candidates, including those in our collaborations, obtain regulatory approval and are successfully commercialized in one or more indications, or we or our collaboration partners experience significant delays in doing so, we may never generate any product revenue or become profitable.
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
•
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-3042, BDC-4182 and our other current and future product candidates.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our product candidates use pattern recognition receptors in the innate immune system to help the body recognize tumor cells for a productive anti-cancer response. Our proprietary Boltbody™ ISAC platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy with good tolerability. Having explored more than one thousand distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations. We believe that ISACs have the potential to transform the cancer treatment landscape in a way similar to what we’ve seen with antibody-drug conjugates, or ADCs. Many antibodies that target tumor antigens could be made into ISACs, providing us with future opportunities.

Our first Boltbody ISAC program was trastuzumab imbotolimod, or BDC-1001, targeting a tumor antigen known as human epidermal growth factor receptor 2 (HER2) that is common in many cancers. BDC-1001 demonstrated that the ISAC approach can safely deliver antitumor activity. However, we determined that our first-generation ISAC technology was not efficacious enough to be a commercially viable treatment option for patients in this market. As a result, in May 2024 we discontinued development of BDC-1001 as part of a strategic pipeline prioritization and restructuring plan in order to focus on BDC-3042 and our next-generation Boltbody ISAC program BDC-4182.

We are working on several Boltbody ISAC programs, both on our own and through our collaborations. BDC-4182 is a Boltbody ISAC targeting claudin 18.2 and we anticipate initiating a clinical trial in the second quarter of this year. Our collaborations broaden our pipeline and help us continue to advance our Boltbody ISAC platform technology while benefiting from our collaboration partners’ resources and expertise. Our Genmab collaboration recently advanced the first program into development, and we continue research on additional programs. Our Toray collaboration continues work on an ISAC targeting Caprin-1, a novel cancer target discovered by Toray. We are also working on proprietary Boltbody ISAC programs targeting CEA and PD-L1 and will be seeking partners for those programs.

BDC-3042, our dectin-2 agonist antibody program, leverages our myeloid biology expertise to target tumor associated macrophages (TAMs). We have completed enrollment of our dose escalation study without any dose-limiting toxicities and will be reporting results from the Phase 1 study in the second quarter of 2025.

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

BDC-3042 is an agonist antibody targeting dectin-2, an innate immune receptor found on the surface of macrophages. dectin-2 is selectively expressed in TAMs across a broad range of tumor types, including non-small cell lung, head and neck, ovarian, triple-negative breast cancer, and melanoma, among others. Most of these TAMs seem to be immunosuppressive, and agonism of dectin-2 converts them to an immunostimulatory phenotype, inducing pro-inflammatory cytokine production, enhanced phagocytosis, and antigen processing and presentation. A dectin-2 agonist antibody has the potential to convert these immunosuppressive TAMs into tumor-destructive macrophages that elicit productive anti-tumor immune responses. Anti-PD-1 therapies have been shown to upregulate the expression of dectin-2 in tumors, which provides an interesting rationale for exploring this combination. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. We have completed enrollment of our dose escalation study without any dose-limiting toxicities and we expect to be reporting results from the Phase 1 study in the second quarter of 2025.

BDC-4182 utilizes our next-generation Boltbody™ ISAC technology platform and targets claudin 18.2, which is overexpressed in gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. Selection of BDC-4182 as our clinical candidate was supported by preclinical experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in non-human primates, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program were presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in both November of 2024 and 2023. We expect to initiate our first in human clinical trial with BDC-4182 in the second quarter 2025. We secured exclusive worldwide rights to BDC-4182 following the restructuring of the Innovent collaboration in March 2024. Innovent and its affiliates are eligible to receive commercial and sales milestone payments as well as royalties on global net sales.

We have two additional ISAC programs utilizing our next-generation Boltbody ISAC technology platform in preclinical development. One is a Boltbody ISAC targeting carcinoembryonic antigen cell adhesion molecule 5, or CEA. CEA is a well-known tumor antigen expressed in various solid tumors including, colorectal, non-small cell lung, pancreatic, and breast. CEA is upregulated on the cell surface of these cancers. CEA allows us to target these cancers, some of which are immunologically “cold.” In our preclinical studies, we have observed promising in vitro and in vivo activity with notable anti-tumor activity, including complete tumor regression and immunological memory.

Our final Boltbody ISAC program targets PD-L1. Patients with tumors that are nonresponsive or become refractory to immune checkpoint blockade have few treatment options. PD-L1 is an immune checkpoint protein that can be expressed on cancer, including cancers such as lung, colorectal, and breast, and on immune cells. Expression of PD-L1 on these cells engages the PD-1 checkpoint and results in the inhibition of a productive anti-tumor immune response. More specifically, T cell-mediated immune responses are significantly dampened since the expression of PD-L1 on the cancer cells engages with the PD-1 on the cell surface of T cells and acts like a brake on the immune system. Inhibition of the PD-L1/PD-1 axis has shown potent anti-tumor immune responses in numerous types of cancers; however, a substantial number of cancer patients’ tumors are non-responsive or become refractory to immune checkpoint inhibitors. We believe that a PD-L1 Boltbody ISAC has the potential to overcome the limitations of current anti-PD-L1 therapies.

Our Corporate History and Team

Our company was founded in 2015 to develop and commercialize pioneering work from the Engleman Laboratory at Stanford University. We have assembled a highly qualified management team with broad experience in myeloid biology and drug development to execute our mission. Our scientific founders and management team collectively have extensive experience in immunology, oncology drug development, and patient care. We are industry veterans with prior experience at companies such as Astellas, Immunomedics, Jazz, Maxygen, Seagen, Roche / Genentech, and others.

Strategy

Our goal is to become a leading immuno-oncology company, leveraging our myeloid biology expertise and proprietary Boltbody ISAC approach to discover, develop, and commercialize transformative treatments to address key unmet medical needs in cancer. The key components of our strategy are to:

•
Leverage our Boltbody ISAC approach and myeloid expertise to develop our pipeline of immune-activating therapies. Our expertise in myeloid biology and immuno-oncology has led us to research various tumor antigens across solid tumors where significant unmet medical needs remain. Our expertise in medicinal chemistry and antibody engineering and our ability to modulate TLR-agonist linker-payloads allow us to optimize the therapeutic profile of our product candidates for any target tumor antigens as part of our research and development efforts to produce durable anti-tumor responses. We believe that our approach is applicable to a broad spectrum of tumor-associated antigens expressed on cancers, including cancers that are refractory to existing therapies.
•
Develop BDC-3042, our agonist antibody targeting dectin-2. dectin-2 represents an attractive target found in a broad range of solid tumors. BDC-3042 targets macrophages in the tumor microenvironment to initiate robust innate and adaptive immune responses. We believe that this differentiated approach could improve the lives of patients by producing durable anti-tumor responses. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors and we expect to announce results in the second quarter of 2025.
•
Develop our next-generation BDC-4182, for the treatment of patients with gastric cancer. We are in the final stages of preparing for the first clinical trial of BDC-4182, expected to start in the second quarter of 2025. BDC-4182 is the only claudin 18.2-targeting ISAC in development. Based on our preclinical studies, we believe BDC-4182 has the potential to outperform cytotoxic ADCs. We are conducting a first-in-human dose escalation and expansion study with the normal Phase 1 goals of demonstrating safety and selecting a dose, as well as with the goal of demonstrating anti-tumor activity.
•
Selectively enter into collaborations to expand and enhance our proprietary Boltbody ISAC approach and myeloid expertise and increase the impact of our product candidates. In order to advance treatment options for patients, we may selectively collaborate with other companies with complementary technology or resources that could maximize the value of our product candidates and expand our pipeline. Such collaborations may provide us with novel technologies, targets, agents or approaches that complement our myeloid expertise and innovative Boltbody ISAC approach to improve the lives of patients with cancer. Collaborations can also provide significant funding for our research activities. Our collaborations with Genmab and Toray are examples of this approach.
•
Continue to invest modestly in our Boltbody ISAC platform to provide future product candidates for our pipeline. This is exemplified by our work on the CEA ISAC and the PD-L1 ISAC programs.
•
In October 2024, we successfully established a wholly-owned subsidiary in Australia, Bolt Biotherapeutics Australia PTY LTD, to expand our global footprint and better serve our research and development programs in the region. This strategic move enhances our ability to deliver localized solutions and it aligns with Australia's tax regime, which provides certain eligible companies with tax benefits for research and development activities.

Collaboration Agreements

Joint Development and License Agreement with Toray Industries

In March 2019, we entered into a Joint Development and License Agreement, or the Toray Agreement, with Toray, to develop and commercialize a Boltbody ISAC containing a proprietary antibody owned by Toray targeting Caprin-1. Under the Toray Agreement, we exchanged co-exclusive (with each other) licenses to certain patents and know-how covering our respective technologies. Each party is required to use commercially reasonable efforts to conduct development and regulatory activities assigned to it under a development plan. Toray will be solely responsible for both parties’ development costs up to the conclusion of the first Phase 1 clinical trial and Toray is entitled to reimbursement for 50% of such development costs from our share of revenues collected from the sale or licensing of collaboration products. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis.

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

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In August 2021, we entered into a License and Collaboration Agreement, or the Innovent Agreement, with Innovent. Together, the companies will leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create up to three new candidates for cancer treatments. Innovent will fund the initial research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Innovent Agreement, we received an upfront payment of $5.0 million. Under the Innovent Agreement, we will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, after which both parties can exercise their respective license rights. The Innovent Agreement includes license options exercisable by each party to exclusively develop, manufacture and commercialize each candidate in a specific territory. With respect to each candidate for which a party has exercised its license option, the other party is eligible to receive a license option exercise fee, potential development and sales-based milestone payments and tiered royalties. In March 2024, we entered into an amended and restated agreement with Innovent that provides Bolt with worldwide rights to two ISAC programs, including BDC-4182 targeting claudin 18.2. Bolt will be assuming all future development costs for the two ISAC programs, and Innovent is eligible to receive commercial and sales milestones as well as royalties on global net sales.

License Agreements

License Agreements with Stanford University

In May 2015, we entered into a license agreement, or the Stanford Agreement, as amended, with The Board of Trustees of the Leland Stanford Junior University, or Stanford. The Stanford Agreement provides us an exclusive license to certain patents related to our proprietary Boltbody ISAC technology, to develop, manufacture, and commercialize licensed products incorporating such technology. Stanford retained the right under the Stanford Agreement, on behalf of itself and certain of its affiliates, and all other non-profit research institutions, to practice the licensed patents for any non-profit purpose, including sponsored research and collaborations, but excluding delivery of paid or reimbursed healthcare. However, Stanford retained the right to practice the licensed patents for the delivery of its own paid or reimbursed healthcare.

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

Manufacturing

We do not own or operate any manufacturing facilities. We rely on third-party contract development and manufacturing organizations, or CDMOs, for production and testing of our clinical material, including the linker-payloads and antibodies used to make our Boltbody ISACs, and we expect to continue to do so to meet our toxicology, clinical, and commercial activities. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates.

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

To our knowledge, BDC-3042 is the only agonist antibody targeting dectin-2 in development and does not currently have any direct competition. The expression profile of dectin-2 and the safety profile that has been observed to date in dose escalation with BDC-3042 suggests that this agent could be combined with standard of care and/or other agents. In addition, dectin-2 appears to be upregulated in many different tumor types and, similar to checkpoint therapy, could have applicability to a wide range of indications with a potential market opportunity that exceeds $10 billion. There are numerous myeloid-directed therapies on the market or in development, including but not limited to those targeting CD40, CD47, Clever-1, dectin-1, LAIR1, LILRBs/ILTs, and SIRP-alpha.

To our knowledge, BDC-4182 is the only ISAC targeting claudin18.2. There are numerous claudin 18.2 targeting agents in development that utilize different therapeutic approaches, including monoclonal antibodies such as zolbetuximab, ASKB-589, FG-M108, TST001, ADCs such as ATG-022, AZD0901/CMG901, EO-3021, IBI-343, LM-302, bispecific antibodies such as ASP2138, AZD5863, givastomig, IBI-389, QLS31905 and cell therapies or CAR-Ts such as CT041, IBI-345, TAC101-CLDN18.2, Clever-1, dectin-1, LAIR1, LILRBs/ILTs, and SIRP-alpha.

Companies developing ISACs or TLR agonists could also be long-term competitors for our Boltbody ISAC platform technology. To the best of our knowledge, the only other ISAC in active clinical development is Mersana Therapeutics’ XMT-2056, a HER2-targeting antibody conjugated to a STING agonist. Turning to systemically administered TLR agonists, Eikon Therapeutics is developing EIK1001, a TLR 7/8 agonist. EIK1001 is in a Phase 3 study in combination with the PD-1 inhibitor pembrolizumab in melanoma and a Phase 2 study in combination with chemotherapy and pembrolizumab in non-small cell lung cancer. In preclinical studies, Boltbody ISACs have demonstrated greater effectiveness with differentiated biology compared to unconjugated TLR or STING agonists.

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

Our success is contingent in part upon the successful development and commercialization of our pipeline candidates and proving them to be more effective or safer than competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug that we may develop. Our competitors also may be more successful than us in obtaining U.S. Food and Drug Administration, or the FDA, or other regulatory approvals for their drugs more rapidly than we may obtain approval for our pipeline candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

As of December 31, 2024, we have 2 issued U.S. patents, 1 issued European patent, and 1 issued Japanese patent that are solely owned by us and 4 issued U.S. patents and 5 issued foreign (Australian, Chinese, European, Japanese, and Korean) patents that we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. In addition, as of December 31, 2025, we own or co-own with Stanford, for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement, approximately 202 pending patent applications in various countries (23 of which are pending in the U.S., and 7 of which are Patent Cooperation Treaty ("PCT") applications that have yet to enter the national phase in the U.S.).

More particularly, we have 1 issued U.S. patent, 1 pending U.S. nonprovisional patent application, 1 pending PCT application that has yet to enter the national phase in one or more countries, and 24 pending foreign patent applications, which we solely own, directed to BDC-3042, our novel agonistic antibody targeting an immune-activating receptor expressed on TAMs known as Dectin-2 (CLEC6A). The issued patent and the pending U.S. and foreign patent applications, if issued, are expected to expire between 2041 and 2044, excluding any extension of patent term that may be available. We also have 3 pending U.S. nonprovisional patent applications, 40 pending foreign patent applications, and 2 pending U.S. provisional patent applications, which we solely own, directed to BDC-4182, our next-generation Boltbody ISAC clinical candidate targeting claudin 18.2. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2040 and 2045, excluding any extension of patent term that may be available.

In addition, we have 5 issued U.S. patents, 7 issued foreign patents, and 131 pending patent applications directed to ISAC technology other than BDC-3042 and BDC-4182, including 4 issued U.S. patents and 5 issued foreign patents covering our previous lead product candidate trastuzumab imbotolimod and the use thereof, which we co-own with Stanford and have exclusively licensed under the 2015 Stanford Agreement. Of these 131 pending patent applications, 1 is a U.S. provisional patent application, 6 are PCT applications that have yet to enter the national phase in one or more countries, 16 are U.S. nonprovisional patent applications, and 108 are foreign patent applications. The issued patents and the pending U.S. and foreign patent applications, if issued, are expected to expire between 2035 and 2045 excluding any extension of patent term that may be available.

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

International Regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales, privacy and security of health information, and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

Other U.S. Healthcare Laws and Regulations and Legislative Reform

U.S. Healthcare and Privacy Laws and Regulations

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we would market, sell, and distribute our products. The U.S. healthcare laws that may affect our ability to operate include, but are not limited to:

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
•
State laws that require pharmaceutical companies to implement compliance programs, comply with certain compliance guidelines, or to track and report payments and other remuneration provided to healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing,; state and local laws that require the registration of pharmaceutical sales representatives; state laws that prohibit various marketing-related activities; and other federal, state laws that govern the privacy and security of health information.

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

Human Capital Resources

As of December 31, 2024, we had 52 employees, all of whom were full-time. Depending on the nature of their job, employees may have the flexibility to work remotely or out of our Redwood City office, laboratory and vivarium space. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occur, it could harm our business, prospects, operating results and financial condition and future prospects. In such event, the market price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and have incurred significant losses since inception, and we anticipate that we may continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an immuno-oncology company with a limited operating history upon which you can evaluate our business and prospects. With the exception of BDC-3042, all of our other development programs are in preclinical development or drug discovery stage. We commenced operations in 2015, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, developing our proprietary Boltbody ISAC approach, identifying product candidates, establishing our intellectual property portfolio, establishing collaborations, and conducting research, preclinical studies and clinical trials. Our approach to the discovery and development of product candidates based on our Boltbody ISAC approach is unproven, and we do not know whether we will be able to develop any product candidates that succeed in clinical development or products of commercial value. For example, we discontinued development of our first Boltbody ISAC program because we determined that it was not efficacious enough to be a commercially viable treatment option for patients. As an organization, we have not yet completed any clinical trials, obtained regulatory approvals, manufactured a commercial-scale product (or arranged for a third party to do so on our behalf), or conducted sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

Since inception in 2015, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $63.1 million and $69.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $427.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be at least several years, if ever, before we have product revenue from a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

We will need substantial funding to pursue our business objectives. If we are unable to raise capital when needed or on terms favorable to us, we could be forced to delay, reduce or terminate our product development and other operations.

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

We have incurred net losses and negative cash flows from operations since our inception, with an accumulated deficit of $427.4 million and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $70.2 million as of December 31, 2024 may be sufficient to fund our operations through mid-2026. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2024, describing the existence of substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

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

In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to delay, reduce or terminate one or more of our research and development programs or the commercialization of any product candidates that may be approved. This could harm our business and could potentially cause us to cease operations. Considering all of these factors, we believe that there is substantial doubt about our ability to continue to operate as a going concern.

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

We might not be able to utilize a significant portion of our net operating loss, or NOL, carryforwards.

As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $234.9 million and $324.0 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. We have federal NOL aggregating $230.5 million that are not subject to expiration. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards are suspended or otherwise limited, such as recent California legislation limiting the usability of NOL carryforwards for tax years beginning in 2020 and before 2022.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382. We have performed a Section 382 study as of September 30, 2024 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California NOL carryforwards to expire unused due to Section 382 limitations.

We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our NOL carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to the Development of Our Product Candidates

If none of our product candidates, including those in our collaborations, obtain regulatory approval and are successfully commercialized in one or more indications, or we or our collaboration partners experience significant delays in doing so, we may never generate any product revenue or become profitable.

We have invested most of our efforts in developing our Boltbody ISAC approach, identifying potential product candidates and conducting preclinical studies. In May 2024, we announced the discontinuation of the development of our previous lead product candidate, trastuzumab imbotolimod because we determined that it was not efficacious enough to be a commercially viable treatment option for patients. We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. We are very early in our product candidate development efforts and BDC-3042 is in the early stages of clinical development. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of BDC-3042, BDC-4182, and our collaborations. We cannot be certain that any of our other product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates, or receiving royalty payments from our collaborators. The success of our product candidates will depend on several additional factors, including:

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our proprietary Boltbody ISAC approach, which leverages a novel and unproven approach. Our BDC-3042 program relies on agonizing dectin-2 to reprogram TAMs and is also a novel and unproven approach. BDC-3042 is in clinical development and we have not yet completed any clinical trials for any product candidate or obtained marketing approval thereafter. Our research methodology and novel approach to immunotherapy may be unsuccessful in identifying additional product candidates, and any product candidates based on our technology may be shown to have harmful side effects or may have other characteristics that may necessitate additional clinical testing, or make the product candidates unmarketable or unlikely to receive marketing approval. For example, in August 2022, we announced the discontinuation of development of BDC-2034 due to off-target toxicity related to the targeting antibody. Additionally, in May 2024, we announced the discontinuation of development of our previous lead product candidate, trastuzumab imbotolimod because we determined that it was not efficacious enough to be a commercially viable treatment option for patients. Further, because all of our product candidates and development programs are based on our technology approach, adverse developments with respect to one of our programs may have a significant adverse impact on the actual or perceived likelihood of success and value of our other programs.

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

We have concentrated our product research and development efforts on our novel therapeutic approach of using myeloid biology to fight cancer, and our future success depends on the successful development of our product candidates. There can be no assurance that any development problems we experience in the future related to our novel therapy will not cause significant delays or unanticipated costs, or that such development problems can be efficiently solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

We may also evaluate future product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market any product candidate we develop.

We may seek accelerated approval for some or all of our product candidates from the FDA, however, the FDA may disagree and may require completion of additional clinical trials before considering a Biologics License Application, or BLA, for review.

We may seek accelerated approval for some or all of our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug or biologic for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. For drugs and biologics granted accelerated approval, confirmatory trials are required to confirm safety and clinical benefit and convert the application to full approval. These confirmatory trials must be completed with due diligence. Moreover, the FDA may withdraw approval of an application approved under the accelerated approval pathway if, for example:

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

The risk of failure for our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans for use in each target indication. Clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. For example, in August 2022, we announced the discontinuation of development of BDC-2034 due to off-target toxicity related to the targeting antibody. Additionally, in May 2024, we announced the discontinuation of development of our previous lead product candidate, trastuzumab imbotolimod because we determined that it was not efficacious enough to be a commercially viable treatment option for patients.

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

Because we have limited financial and managerial resources, we focus on research programs that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in May 2024, we announced the discontinuation of development of our previous lead product candidate, trastuzumab imbotolimod because we determined that it was not efficacious enough to be a commercially viable treatment option for patients and began prioritizing other ISAC programs, including our collaboration programs. Our resource allocation decisions may cause us to fail to capitalize on viable commercial therapies or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Competition may further increase as a result of advances in the commercial applicability of technologies for drug discovery and development and greater availability of capital for investment in cancer therapies. Other companies may develop ISACs and toll-like receptors, or TLRs, agonists that may have utility for the treatment of cancer in indications we are targeting. Additionally, companies may utilize a range of other technologies and scientific approaches including ADCs, vaccines, bispecific antibodies and receptor tyrosine kinases inhibitors. Our current product and future product candidates will also compete more generally with companies developing alternative innate and adaptive immune system approaches for the treatment of cancer.

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

If our current or future product candidates receive marketing approval, whether as a single agent or in combination with other therapies, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If any of our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may never become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if the FDA approves the marketing of any product candidates that we develop, physicians, patients, third-party payors or the medical community may not accept or use them. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Market acceptance of our product candidates, if any are approved, will depend on a number of factors, including, among others:

•
the ability of our product candidates to treat cancer, as compared with other available drugs, treatments or therapies;
•
the prevalence and severity of any adverse side effects associated with our product candidates;
•
limitations or warnings contained in the labeling approved for our product candidates by the FDA;
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

The market acceptance of our product candidates also will depend in part on the market acceptance of other immunotherapies for the treatment of cancer. While a number of other cancer immunotherapies have received regulatory approval and are being commercialized, our approach to harnessing ISACs is novel. Adverse events in clinical trials for our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for any of the product candidates that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community. Future adverse events in immuno-oncology or the biopharmaceutical industry generally could also result in greater governmental regulation and stricter labeling requirements.

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

Following the United Kingdom’s departure from the European Union, commonly referred to as Brexit, the Trade and Cooperation Agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union became formally effective on May 1, 2021. The effects of Brexit have been and will continue to be far-reaching. In the future, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom and in the European Union. For example, Great Britain is no longer covered by the centralized procedures for obtaining European Union wide marketing authorization from the EMA and a separate marketing authorization will therefore be required to market our product candidates in Great Britain.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-3042, BDC-4182 and our other current and future product candidates.

We have limited experience in drug formulation and manufacturing and do not own or operate, and we do not expect to own or operate facilities for drug manufacturing, storage, distribution or testing. Our current third-party contract development and manufacturing organizations, or CDMOs, may be unable or unwilling to supply us with sufficient clinical and commercial grade quantities of our clinical materials due to production shortages or other supply interruptions resulting from pandemics or otherwise, because they are purchased by one of our competitors or another company that decides not to continue supplying us with these materials, or for other reasons. If one or more of these events occur and we are unable to timely establish an alternate supply from one or more third-party CDMOs, we could experience delays in our development efforts as we locate and qualify new manufacturers. Under such circumstances, we may be required to receive drug substance for use on a purchase order basis, and as such, there can be no assurance that we actually receive sufficient quantities. See also the risk factor titled “Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including pandemics, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our CDMOs, CROs, shippers and others.”

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
•
reliance on a limited number of sources, and in some cases, single sources for components, such that if we are unable to secure a sufficient supply of these drug components, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms;
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

In addition, our CDMOs are or may be engaged with other companies to supply and manufacture materials or products for such companies, which also exposes our suppliers and manufacturers to regulatory risks for the production of such materials and products. As a result, failure to meet the regulatory requirements for the production of those materials and products may also affect the regulatory clearance of a contract supplier’s or manufacturer’s facility. If the FDA or a comparable foreign regulatory agency does not approve these facilities for the supply or manufacture of our product candidates, or if it withdraws its approval in the future, we may need to find alternative supply or manufacturing facilities, which would negatively impact our ability to develop, obtain regulatory approval of or market our product candidates, if approved.

As we prepare for later-stage clinical trials and potential commercialization, we will need to take steps to increase the scale of production of our product candidates, which may include transferring production to new third-party suppliers or manufacturers. In order to conduct larger or late-stage scale clinical trials for our product candidates and supply sufficient commercial quantities of the resulting drug product and its components, if that product candidate is approved for sale, our CDMOs and suppliers will need to produce our product candidates in larger quantities, more cost effectively and, in certain cases, at higher yields than they currently achieve. These third-party contractors may not be able to successfully increase the manufacturing capacity for any such product candidates in a timely or cost-effective manner or at all. Significant scale up of manufacturing may require additional processes, technologies and validation studies, which are costly, may not be successful and which the FDA and foreign regulatory authorities must review and approve. In addition, quality issues may arise during those scale-up activities because of the inherent properties of a product candidate itself or of a product candidate in combination with other components added during the manufacturing and packaging process, or during shipping and storage of the active pharmaceutical ingredients or the finished product. If our third-party CDMOs are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement suppliers or manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, results of operations and prospects.

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

We have established collaboration agreements with third parties to develop our current and potential future product candidates. These include our collaborations with Toray Industries, Inc., or Toray, Genmab A/S, or Genmab, and Innovent Biologics, Inc., or Innovent. We may enter into other collaboration agreements with pharmaceutical and biotechnology companies for the future development and potential commercialization of our product candidates. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. We cannot predict the success of any collaboration that we have entered into or will enter into.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act.

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

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. presidential executive orders, congressional inquiries and legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed upon prices for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare drug price negotiation program. In addition, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare & Medicaid Services Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control costs pharmaceutical and biological products.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have licensed two patent estates from The Board of Trustees of the Leland Stanford Junior University, or Stanford. For more information, see “Business—License and Collaboration Agreements.” In addition, we have filed patent applications that are solely owned by us or co-owned by us with Stanford and for which Stanford has granted us an exclusive license to its rights. As of December 31, 2024, we have two issued U.S. patents that are solely owned by us and four issued U.S. patents and three issued foreign (Chinese Japanese, and Korean) patents that are co-owned with, and exclusively licensed to us by Stanford. Many of our patent applications that we own, co-own with Stanford, or have licensed from Stanford are U.S. provisional patent applications. A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we or our licensors do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our product candidates. We may need to obtain additional licenses to advance the development and commercialization of our current product candidates and other product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, or at all, or such licenses may be non-exclusive. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

We expect that future license agreements will impose, upon us various development, regulatory and/or commercial diligence obligations, obligations to make milestone or royalty payments or to share revenues and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy-related event, the licensor may have the right to terminate the license, and if they exercise that right we would not be able to develop, market, or otherwise commercialize our technology and product candidates covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable or if we are unable to enter into necessary licenses on acceptable terms.

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

We are dependent on a global supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Current macroeconomic uncertainties, including the effects of pandemics, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials or supplies, which could disrupt our supply chain or our ability to enroll patients in or perform testing for our clinical trials. For example, any manufacturing supply interruption of BDC-3042, which is manufactured at facilities in South Korea, or any future product candidates, could adversely affect our ability to conduct ongoing and future clinical trials of BDC-3042 and any future product candidates.

The ultimate impact of the current macroeconomic conditions remains highly uncertain and could have a material impact on our operations, and we will continue to monitor global economic conditions closely.

Our future success depends on our ability to retain executives, key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

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

Recruiting and retaining qualified scientific and clinical personnel and, if we are successful in obtaining marketing approval for our product candidates, sales and marketing personnel, is critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and harm our ability to successfully implement our business strategy. In May 2024, we initiated a restructuring and reduction-in-force and appointed William Quinn as our new President and Chief Executive Officer. Management transitions may create uncertainty, divert resources and management attention, or impact public or market perception, any of which could negatively impact the company's ability to operate effectively or execute its strategies and result in an adverse impact on its business.

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

As of December 31, 2024, we had 52 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate consolidated financial statements on a timely basis could be impaired.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act , or if we are unable to maintain proper and effective internal control over financial reporting, we may not be able to produce timely and accurate consolidated financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities. In addition, our common stock may not be able to remain listed on the Nasdaq Stock Market or any other securities exchange.

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

On July 2, 2024, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market, LLC or Nasdaq, notifying us that on July 1, 2024, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days to regain compliance with the Minimum Bid Requirement, (the “Compliance Period”), to regain compliance. As we did not regain compliance with the Minimum Bid Requirement during the Compliance Period, we applied to transfer the listing of our common stock to the Nasdaq Capital Market, as allowed under Nasdaq Listing Rule 5810(c)(3)(A), in order to qualify for an additional 180 calendar day period to regain compliance.

On January 2, 2025, we received written notice from Nasdaq notifying us that our application to transfer the listing of our common stock to The Nasdaq Capital Market was approved. The approval was based upon the Company meeting the continued listing requirement for the market value of our publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and a written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary, our agreement to the conditions outlined in the Nasdaq listing requirements, and additional supporting information provided in our application.

Our common stock was transferred to The Nasdaq Capital Market on January 6, 2025, and we will be granted an additional 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock must be at least $1.00 for a minimum of 10 consecutive business days at any time during this additional 180-day compliance period. If we regain compliance with the Minimum Bid Requirement, Nasdaq will provide us with written confirmation of compliance and will close the matter. If we do not regain compliance with the Minimum Bid Requirement during the additional 180-day compliance period, Nasdaq will provide written notification to us that our common stock will be delisted. In the event we receive notice that our common stock is being delisted, we would be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing. There can be no assurance that, if the Company does appeal any delisting determination by Nasdaq to the hearings panel, such appeal would be successful.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Director of IT Operations and Security and Principal Accounting Officer.

Our Director of IT Operations and Security is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. For example, our Director of IT Operations and Security holds a Master of Science in information security and assurance, holds relevant certifications such as Certified Ethical Hacker, Computer Hacking Forensics Investigator, Security+ and Network+, and has worked for approximately nine years in the field of cybersecurity. Our Principal Accounting Officer is responsible for helping prepare budgets, helping prepare for cybersecurity incidents, and approving certain cybersecurity processes.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Principal Accounting Officer. Our Principal Accounting Officer receives regular reports on the status of our cybersecurity measures, and works with the Company’s incident response team in an effort to help the Company mitigate and remediate cybersecurity incidents of which they are notified, and to assess and determine materiality for reporting purposes.

The audit committee receives periodic written and verbal reports from our Principal Accounting Officer and directly from the information technology department concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented that are intended to address them. The audit committee also receives from the Director of IT Operations and Security various written reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

Our headquarters are located in Redwood City, California, where we lease space in two locations totaling approximately 71,600 square feet, of which we have subleased approximately 25,583 square feet to a third party. Our lease expires in 2031. We believe that our headquarters and other offices are adequate for our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition or cash flows. We incorporate by reference into this Item our disclosures made in Note 7 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Select Market on February 5, 2021, and trades under the symbol “BOLT”. Effective January 6, 2025, our common stock was transferred to and now trades on the Nasdaq Capital Market under the same symbol. Prior to February 5, 2021, there was no public market for our common stock.

Holders of Common Stock

On March 19, 2025, there were approximately 13 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form-10K for the period ended December 31, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

Our mission is to harness the power of the immune system to improve lives and eradicate cancer. This often means that our product candidates take new and unproven approaches to treating cancer. We believe that taking smart risks is critical to making breakthroughs. We are a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors expressed by the innate immune system to help the body eliminate tumor cells as part of a productive anti-cancer response. Our proprietary Boltbody™ ISAC platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer efficacy good tolerability. Having explored more than one thousand distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

BDC-3042, our dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. BDC-3042 has now completed the first six dose escalation cohorts without experiencing a dose-limiting toxicity.

We recently selected BDC-4182 as our next clinical candidate. BDC-4182 utilizes our next-generation Boltbody™ ISAC technology and targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a first-in-class claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. We are currently completing final preparations to initiate the first clinical trial evaluating BDC-4182 in patients. Clinical candidate selection was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in a non-GLP non-human primate toxicology study, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in both November of 2024 and 2023. We expect to initiate our first in human clinical trial in 2025.

In May 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our Phase 1 asset, BDC-3042, and our next generation Boltbody™ ISAC platform including new clinical candidate BDC-4182, targeting claudin 18.2 and reduce overall operating expenses. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate total restructuring charges of $3.6 million, including $2.9 million in one-time termination benefits, such as severance costs and related benefits, and $0.7 million in non-cash stock-based compensation expenses. The severance payments commenced in July 2024 and will extend through July 2025.

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

In October 2024, we established a wholly-owned subsidiary in Australia, Bolt Biotherapeutics Australia PTY LTD, to expand our global footprint and better serve our research and development programs in the region. We expect this strategic move to enhance our ability to deliver localized solutions, strengthen partnerships, and accelerate growth in the Australian life sciences market, which offers a supportive environment for research and development initiatives, including a tax regime that provides certain eligible companies with tax benefits.

We have incurred operating losses since our inception. Our net losses were $63.1 million and $69.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $427.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we:

•
conduct our ongoing and planned clinical trials;
•
continue our research and development programs;
•
continue our clinical, regulatory, quality and manufacturing capabilities;
•
seek regulatory approvals for our product candidates; and
•
operate as a public company.

Our net losses may fluctuate significantly from year-to-year, depending on the timing of our planned clinical trials and preclinical studies, and our expenditures on other research and development activities.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through December 31, 2024, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Impairment Charges

Impairment charges consist of one-time impairment loss associated with an impairment evaluation to assess the impact on the carrying value of our long-lived assets.

Other Income, Net

Interest Income, Net

Interest income consists of interest income from our marketable securities investments.

Other Income

Other income in 2024 consists of the one-time payment received from Innovent under the Amended Innovent Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023	Change
	(In thousands)
Collaboration revenue	$7,690	$7,876	$(186)
Operating expenses:
Research and development	57,469	61,542	(4,073)
General and administrative	18,457	22,530	(4,073)
Restructuring charges	3,343	—	3,343
Impairment charges	1,469	—	1,469
Total operating expenses	80,738	84,072	(3,334)
Loss from operations	(73,048)	(76,196)	3,148
Other income (expense), net:
Interest income, net	5,255	6,999	(1,744)
Other income (expense), net	4,675	—	4,675
Total other income (expense), net	9,930	6,999	2,931
Net loss	(63,118)	(69,197)	6,079
Net unrealized gain (loss) on marketable securities	60	956	(896)
Comprehensive loss	$(63,058)	$(68,241)	$5,183

Collaboration Revenue

Revenue was $7.7 million and $7.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in revenue in the comparative periods was mainly due to revenue recognized under the Amended Innovent Agreement, as we satisfied our performance obligation to Innovent. The increase was also due to continued progress in our other collaborations as we fulfill our performance obligations to our collaboration partners.

Research and Development Expenses

Research and development expenses decreased by $4.0 million from $61.5 million in 2023 to $57.5 million in 2024. The decrease was due to $4.1 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, a decrease of $0.9 million in facilities expenses, $0.8 million in lower research and development lab supplies and contract services expense, and a decrease of $0.4 million in consulting expenses, offset by $1.3 million in higher clinical expenses related to the advancement of trastuzumab imbotolimod clinical trial into Phase 2 in both monotherapy and in combination with nivolumab and $1.0 million in higher manufacturing expenses related to more raw materials purchased and the timing of batch production of our product candidates.

General and Administrative Expenses

General and administrative expenses decreased by $4.0 million from $22.5 million in 2023 to $18.5 million in 2024. The decrease was due to $3.5 million decrease in salary, bonus and related expenses as a result of the restructuring plan, a decrease of $1.5 million in lower consulting, professional services, marketing expenses, and public relations expenses primarily related to a decrease in legal expenses, offset by $0.9 million in higher facility expenses.

Restructuring Charges

Restructuring charges were $3.3 million in 2024, consisting of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense as a result of a restructuring plan. There were no restructuring charges in 2023.

Impairment Charges

Impairment charges were $1.5 million in 2024. On August 7, 2020, the Company executed a non-cancellable lease agreement (the “Chesapeake Master Lease”), which consist of an existing lease and additional space, for its corporate office, laboratory and vivarium space in Redwood City, California. In December 2024, we initiated efforts to sublease part of our Chesapeake Master Lease, which represented a change in circumstances and constituted a triggering event. In response, we performed an impairment evaluation to assess the impact on the carrying value of our long-lived assets. Based on this evaluation, we determined that an impairment charge was required and recognized an impairment loss. There were no impairment charges in 2023.

Other Income, Net

Interest Income, Net

Interest income was $5.3 million in 2024 and $7.0 million in 2023, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $4.7 million in 2024 and zero in 2023. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $63.1 million and $69.2 million in 2024 and 2023, respectively, and negative cash flows from operations since our inception, with an accumulated deficit of $427.4 million and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $70.2 million as of December 31, 2024 may be sufficient to fund our operations through mid-2026. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements, and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements, however, there can be no assurance the additional sources will be available at favorable terms or at all.

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, we filed a shelf registration statement on Form S-3, or the Registration Statement. Pursuant to the Registration Statement, we may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, we also entered into a sales agreement with TD Cowen, or Cowen, as sales agent or principal, pursuant to which we may issue and sell shares of our common stock for an aggregate offering price of up to $75.0 million under an at-the-market offering program, or the ATM. Pursuant to the ATM, we will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. We are not obligated to make any sales of shares of our common stock under the ATM. As of December 31, 2024, no shares of our common stock have been sold under the ATM.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Years Ended December 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(61,289)	$(69,525)
Investing activities	57,576	71,038
Financing activities	108	253
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,605)	$1,766

Operating Activities

Net cash used in operating activities was $61.3 million and $69.5 million for 2024 and 2023, respectively. Net cash used in operating activities for 2024 was due to our net loss of $63.1 million, adjusted for $10.3 million of non-cash charges and a $8.4 million change in operating assets and liabilities. The non-cash charges were comprised of $7.4 million for stock-based compensation, $2.3 million of non-cash lease-related expense, and $1.8 million for depreciation and amortization expense, partially offset by $2.6 million for accretion of discount on marketable securities and $0.1 million gain on sale of property and equipment. The change in net operating assets was primarily due to a $4.7 million decrease in deferred revenue, a $4.9 million decrease in our accounts payable and accrued expenses, $1.4 million decrease in operating lease liabilities, offset by a $2.6 million increase in our prepaid expense and other assets. Net cash used in operating activities for 2023 was due to our net loss of $69.2 million, adjusted for $9.5 million of non-cash charges and a $9.9 million change in operating assets and liabilities. The non-cash charges were comprised of $9.2 million for stock-based compensation, $3.0 million of non-cash lease-related expense, and $1.9 million for depreciation and amortization expense, offset by $4.5 million for accretion of discount on marketable securities. The change in net operating assets was due to a $3.6 million decrease in deferred revenue related to our collaboration agreements, a $3.4 million decrease in our accounts payable and accrued expenses, a $2.4 million decrease in operating lease liabilities, offset by a $0.5 million increase in our prepaid expense and other assets.

Investing Activities

Net cash provided by investing activities was $57.6 million and $71.0 million in 2024 and 2023, respectively. The net cash provided by investing activities in 2024 was due to $146.3 million in maturities of marketable securities, offset by $88.9 million in purchases of marketable securities. The net cash provided by investing activities for the same period in 2023 was due to $236.2 million maturities of marketable securities, offset by $165.0 million in purchases of marketable securities and $0.2 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.3 million for 2024 and 2023, respectively. The net cash provided by financing activities for 2024 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities for the same period in 2023 was due to the net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options.

Funding Requirements

Based upon our current operating plans, which includes assumptions regarding collaboration revenue and sublease income, we believe that our existing cash, cash equivalents and marketable securities should be sufficient to fund our operations only through mid-2026. As a result of the risks inherent in budgeting for early-stage drug development, we have concluded that there is substantial doubt about our ability to continue as a going concern.

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements, as of and for the year ended, December 31, 2024, describing the existence of substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies and estimates to be most critical to the preparation of our consolidated financial statements.

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

Accrued Research and Development Expenses

We are required to estimate our expenses resulting from our obligations under contracts with vendors, consultants and CROs, in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in 2024 and 2023.

In 2024 and 2023, stock-based compensation expense related to stock options was $7.4 million and $9.2 million, respectively. As of December 31, 2024, the unrecognized stock-based compensation expense related to stock options was $2.8 million and is expected to be recognized as expense over a weighted-average period of approximately 1.28 years.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering, is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the last business day of the second fiscal quarter or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the last business day of the second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Net Operating Loss (NOL) and Research and Development Carryforwards and Other Income Tax Information

As of December 31, 2024, we had federal and state net operating loss, or NOL, carryforwards of $234.9 million and $324.0 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. Federal NOL carryforwards aggregating $230.5 million are not subject to expiration.The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. The federal NOL carryforwards not subject to expiration are available to offset up to 80% of taxable income each year indefinitely. The state NOL carryforwards will begin to expire in 2035, unless previously utilized. As of December 31, 2024, we also had federal and state research credit carryforwards of $11.5 million and $6.5 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards do not expire. We have established valuation allowances against our NOLs and research and development credits due to the uncertainty surrounding the realization of these assets. We file tax returns in the U.S. and California. We are not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to NOL carryforwards.

We have performed a Section 382 study as of September 30, 2023 and expect approximately $2.8 million of federal research and development credits and $51.0 million of California NOL carryforward to expire unused due to Section 382 limitations. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our NOL and research and development tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Consolidated Financial Statements and Supplementary Data.

BOLT BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bolt Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying 2024 consolidated financial statements of Bolt Biotherapeutics, Inc. and its subsidiary and the 2023 financial statements of Bolt Biotherapeutics, Inc. (collectively referred to as the “Company”), which comprise the balance sheets as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operations since inception, has an accumulated deficit and anticipates continuing to incur net operating losses and negative cash flows from operations for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2025

We have served as the Company’s auditor since 2019.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,205	$10,810
Short-term investments	40,118	91,379
Restricted cash	784	—
Prepaid expenses and other current assets	2,707	3,519
Total current assets	50,814	105,708
Property and equipment, net	3,139	4,957
Operating lease right-of-use assets	21,756	19,120
Restricted cash, non-current	981	1,765
Long-term investments	22,880	26,413
Other assets	62	1,821
Total assets	$99,632	$159,784

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,507	$2,987
Accrued expenses and other current liabilities	9,083	12,486
Deferred revenue	3,015	2,201
Operating lease liabilities	2,251	2,782
Total current liabilities	15,856	20,456
Operating lease liabilities, net of current portion	22,958	17,437
Deferred revenue, non-current	3,620	9,107
Other long-term liabilities	—	43
Total liabilities	42,434	47,043
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at December 31, 2024 and 2023; 38,339,697 and 38,114,606 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	484,504	476,989
Accumulated other comprehensive gain	97	37
Accumulated deficit	(427,403)	(364,285)
Total stockholders' equity	57,198	112,741
Total liabilities and stockholders' equity	$99,632	$159,784

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Collaboration revenue	$7,690	$7,876
Operating expenses:
Research and development	57,469	61,542
General and administrative	18,457	22,530
Restructuring charges	3,343	—
Impairment charges	1,469	—
Total operating expense	80,738	84,072
Loss from operations	(73,048)	(76,196)
Other income (expense), net:
Interest income, net	5,255	6,999
Other income, net	4,675	—
Total other income, net	9,930	6,999
Net loss	(63,118)	(69,197)
Net unrealized gain on marketable securities	60	956
Comprehensive loss	$(63,058)	$(68,241)
Net loss per share, basic and diluted	$(1.65)	$(1.83)
Weighted-average shares outstanding, basic and diluted	38,183,931	37,811,984

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	37,797,902	$—	$467,513	$(919)	$(295,088)	$171,506
Issuance of common stock upon vesting of restricted stock units	58,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	254,169	—	247	—	—	247
Issuance of common stock upon exercise of stock options	4,501	—	6	—	—	6
Stock-based compensation	—	—	9,223	—	—	9,223
Unrealized gain on available-for-sale investments	—	—	—	956	—	956
Net loss	—	—	—	—	(69,197)	(69,197)
Balance at December 31, 2023	38,114,606	$—	$476,989	$37	$(364,285)	$112,741
Issuance of common stock upon vesting of restricted stock units	41,713	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	183,378	—	108	—	—	108
Stock-based compensation	—	—	7,407	—	—	7,407
Unrealized gain on available-for-sale investments	—	—	—	60	—	60
Net loss	—	—	—	—	(63,118)	(63,118)
Balance at December 31, 2024	38,339,697	$—	$484,504	$97	$(427,403)	$57,198

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,118)	$(69,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,781	1,854
Stock-based compensation expense	7,407	9,223
Accretion of discount on marketable securities	(2,615)	(4,493)
Gain on sale of fixed assets	(70)	—
Asset impairment	1,469	—
Non-cash lease expense	2,297	2,952
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,571	(454)
Accounts payable and accrued expenses	(4,883)	(3,413)
Operating lease liabilities, net	(1,412)	(2,392)
Deferred revenue	(4,673)	(3,606)
Other long-term liabilities	(43)	1
Net cash used in operating activities	(61,289)	(69,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(41)	(206)
Proceeds from sales of property and equipment	148	—
Purchases of marketable securities	(88,855)	(164,988)
Maturities of marketable securities	146,324	236,232
Net cash provided by investing activities	57,576	71,038
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	108	253
Net cash provided by financing activities	108	253
NET (DECREASE) INCREASE IN CASH	(3,605)	1,766
Cash, cash equivalents and restricted cash at beginning of year	12,575	10,809
Cash, cash equivalents and restricted cash at end of period	$8,970	$12,575
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,205	$10,810
Restricted cash	1,765	1,765
Total cash, cash equivalents and restricted cash	$8,970	$12,575
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$152
Right of use assets obtained in exchange for operating lease obligations	$6,402	$—

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The financial statements for the fiscal year ended December 31, 2024 are consolidated and include the accounts of the Company and its subsidiary. The financial statements for the fiscal year ended December 31, 2023 were not consolidated and only reflect the accounts of the Company. Certain reclassifications on the statement of cash flows have been made to prior period amounts to conform to current period presentation.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). The Company did not hold any assets or generate revenue during and as of the year ended December 31, 2024. All intercompany balances and transactions have been eliminated on consolidation.

Out-of-Period Adjustment

On August 7, 2020, the Company executed a non-cancellable lease agreement (the “Chesapeake Master Lease”) for its corporate office, laboratory and vivarium space in Redwood City, California. During the year ended December 31, 2024, the Company recorded an out-of-period adjustment related to an error in lease accounting that occurred in fiscal year 2020 and which was identified during the close process in December 2024. This adjustment corrected an understatement of operating lease right-of-use asset of $6.4 million and an understatement of operating lease liabilities of $6.8 million as of December 31, 2024. Additionally, this adjustment resulted in a cumulative impact of $0.4 million in total rent expense, of which $0.3 million is related to research and development expense and $0.1 million is related to general and administrative expense, recorded in the year ended December 31, 2024 which related to prior periods. The Company assessed the materiality of this adjustment on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the out-of-period adjustments were not material to the annual financial statements for the year ended December 31, 2024 or to the previously reported annual or interim periods for the years ended December 31, 2023.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $427.4 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, which includes income from collaboration arrangements, management believes its cash and cash equivalents and marketable securities of $70.2 million as of December 31, 2024 may be sufficient to fund the Company's operations through mid-2026. However, due to the significant uncertainty in its plans, including the achievement of its collaboration income, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

As a result, the Company will be required to raise additional capital by partnering, selling equity, or other means. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation, restructuring costs, long-lived assets impairment assessment, and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Reclassification

Certain amounts in the accompanying consolidated financial statements were reclassified to conform to the current presentation.

Restructuring Charges

Restructuring charges consist primarily of employee severance costs and related benefits. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. For one-time employee terminations benefits, the Company recognizes the liability in full on the communication date when future services are not required or amortizes the liability ratably over the service period, if required. The fair value of termination benefits reflects the Company’s estimate of expected utilization of certain Company-funded post-employment benefits. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other company funded benefits.

Long-lived Assets Impairment Assessment

Long-lived assets, including operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset group to future net cash flows estimated by the Company to be generated by such assets. If such asset group is considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset cannot be reduced below its fair value.

Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors and business climate or operational performance of the business.

Calculating the fair value of a reporting unit, an asset group and an individual asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At December 31, 2024 and 2023, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, cash and cash equivalents consisted primarily of bank deposits and money market funds which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of December 31, 2024 and 2023, the Company had short-term and long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2025 and 2031 (see Note 7) and corporate credit card program.

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

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements hosted by third party vendors. Costs incurred to implement cloud computing service arrangements are capitalized when incurred during the application development phase, and recognized as prepaid and other assets and other non-current assets on the balance sheet. Implementation costs are subsequently amortized over the expected term of the related cloud service. The carrying value of cloud computing implementation costs are tested for impairment when an event or circumstance indicates that the asset might be impaired. Changes in cloud computing arrangement implementation costs are classified within operating activities in the statements of cash flows. The Company does not consider cloud computing agreements to be material to its consolidated financial statements.

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

The Company constrains the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur in future reporting periods. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that increase the likelihood of a significant reversal of previously recognized revenue and revenue-related amounts in future reporting periods. These estimates are re-assessed each reporting period as necessary depending on the facts and circumstances of each contract.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as potentially dilutive securities were anti-dilutive.

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities. The Company incurred a net unrealized gain on marketable securities of $0.1 million and a net unrealized loss $1.0 million during the years ended December 31, 2024 and 2023, respectively.

Segment Reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s Chief Executive Officer is its CODM. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company’s long-lived assets are entirely based in the United States.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires entities to disclose incremental segment information on an annual and interim basis. ASU 2023-07 requires entities with a single reportable segment to provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in Segment Reporting (Topic 280). ASU 2023-07 is effective for annual periods on January 1, 2024, and interim periods beginning on January 1, 2025. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The Company adopted the new standard effective December 31, 2024. As a result, the Company has enhanced its segment disclosures to include the presentation of net loss by segment and the disclosure of our chief operating decision-maker. The adoption of this ASU affects only the Company’s disclosures, with no impact on its financial condition and results of operations. Refer to Note 13 for further detail.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods on January 1, 2025 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements ("ASU 2024-02"). This ASU aims to improve and simplify the language and structure of the Codification by removing references to Concepts Statements. This amendment is effective for periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"). This ASU requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

During the years ended December 31, 2024 and 2023, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the years ended December 31, 2024 and 2023.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,998	$46	$(10)	$20,034
U.S. treasury securities	14,346	18	—	14,364
Commercial paper	2,079	3	—	2,082
Corporate debt securities	26,478	46	(6)	26,518
Total	$62,901	$113	$(16)	$62,998

	December 31, 2023
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$17,347	$10	$(15)	$17,342
U.S. treasury securities	43,924	34	(11)	43,947
Other government agency securities	13,371	—	(15)	13,356
Commercial paper	20,351	4	(10)	20,345
Corporate debt securities	22,763	41	(2)	22,802
Total	$117,756	$89	$(53)	$117,792

As of December 31, 2024, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of December 31, 2024, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023, respectively:

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$18,034	$(10)	$20,034	$(10)
U.S. treasury securities	10,382	—	3,982	—	14,364	—
Commercial paper	2,082	—	—	—	2,082	—
Corporate debt securities	14,710	—	11,808	(6)	26,518	(6)
Total	$29,174	$—	$33,824	$(16)	$62,998	$(16)

	December 31, 2023
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,686	$—	$12,656	$(15)	$17,342	$(15)
U.S. treasury securities	34,104	—	9,843	(11)	43,947	(11)
Other government agency securities	2,477	(1)	10,879	(14)	13,356	(15)
Commercial paper	20,345	(10)	—	—	20,345	(10)
Corporate debt securities	9,566	(1)	13,236	(1)	22,802	(2)
Total	$71,178	$(12)	$46,614	$(41)	$117,792	$(53)

Accrued interest receivable on available-for-sale securities were $0.3 million and $0.3 million at December 31, 2024 and 2023, respectively, which are recorded in cash and cash equivalents line item on the Company's balance sheets. The Company has not written off any accrued interest receivables for the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,620	$5,620	$—	$—
Asset-backed securities	20,034	—	20,034	—
U.S. treasury securities	14,364	12,379	1,985	—
Commercial paper	2,082	—	2,082	—
Corporate debt securities	26,518	—	26,518	—
Total	$68,618	$17,999	$50,619	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$8,641	$8,641	—	$—
Asset-backed securities	17,342	—	17,342	—
U.S. treasury securities	43,947	33,001	10,946	—
Other government agency securities	13,356	—	13,356	—
Commercial paper	20,345	—	20,345	—
Corporate debt securities	22,802	—	22,802	—
Total	$126,433	$41,642	$84,791	$—

4. License and Equity Agreement

License and Equity Agreement with Related Party

In May 2015, the Company entered into a license agreement (as amended, the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. In May 2024, Dr. Engleman resigned from the board of directors of the Company. No royalty payments have been made to date.

Effective May 10, 2023, the Company terminated a separate license agreement with Stanford entered into in June 2018, after determining it was no longer necessary. The termination did not result in any payments due to Stanford.

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$9,745	$10,038
Office equipment	386	386
Leasehold improvements	286	285
Total property and equipment	10,417	10,709
Less accumulated depreciation and amortization	(7,278)	(5,752)
Total	$3,139	$4,957

Depreciation expense related to property and equipment was $1.8 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively.

Prepaids and Other Current Assets and Other Non-current Assets

Prepaids and other current assets and other non-current assets, consist of the following (in thousands):

	December 31,
	2024	2023
Prepaids and other current assets:
Cloud computing arrangement implementation costs	$55	$178
Prepaid software	501	725
Prepaid rent	532	181
Other receivables, net	1,165	1,527
Other prepaids and other current assets	454	908
Prepaids and other current assets	2,707	3,519
Other non-current assets
Cloud computing arrangement implementation costs - non-current	51	371
Other non-current assets	11	1,450
Other non-current assets	62	1,821

As of December 31, 2024 and 2023, cloud computing arrangement implementation costs consisted of deferred costs of zero and $0.6 million, respectively, and associated accumulated amortization of $0.4 million and $30,000, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued research and development	$3,761	$6,092
Accrued compensation	4,203	5,820
Accrued restructuring charges	739	—
Accrued other	380	574
Total	$9,083	$12,486

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.8 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2024, receivables of $7,500 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the Company's consolidated balance sheet. There were no receivables as of December 31, 2023. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2023, contract liabilities totaling $1.5 million at period-end were recorded in deferred revenue with $0.5 million in current liabilities and $1.0 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The Company following table presents changes in the contract liability (in thousands):

Balance at December 31, 2023	$1,502
Addition—amount billed or accrued for research and development services	317
Revenue recognized	(914)
Balance at December 31, 2024	$905

The Company recorded $0.9 million and zero revenue during the years ended December 31, 2024 and 2023, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $17.7 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2024 and December 31, 2023, receivables of $0.8 million and $0.6 million, respectively, related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2024, contract liabilities totaling $5.7 million were recorded in deferred revenue with $2.6 million in current liabilities and $3.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2023, contract liabilities totaling $6.7 million were recorded in deferred revenue with $1.0 million in current liabilities and $5.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

As part of the Company’s ongoing collaboration with Genmab, the Company has reassessed the related variable consideration. In alignment with the Company’s latest forecast and strategic objectives, Genmab has agreed to take on an increased share of the activities originally planned as joint efforts, further optimizing resource allocation and enhancing operational efficiency. As a result, the Company’s variable consideration has been significantly reduced, impacting the recognized revenue for the period. The Company’s previously recognized revenue is not subject to reversal; however, the Company has adjusted its forward-looking revenue projections accordingly. While this resulted in no recognized revenue in the three-month period ending December 31, 2024, the Company will continue to make progress on the Genmab collaboration agreement and expects to recognize revenue in future periods as its performance obligations are satisfied. The Company remains committed to executing on this agreement and will continue to reassess its revenue recognition estimates as new information becomes available.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2022	$8,498
Addition—amount billed for research and development services	1,896
Revenue recognized	(3,730)
Balance at December 31, 2023	6,664
Addition—amount billed for research and development services	2,369
Revenue recognized	(3,303)
Balance at December 31, 2024	$5,730

The Company recorded $3.3 million and $3.7 million in revenue earned during the years ended December 31, 2024 and 2023, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed upon full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

As part of the Amended Innovent Agreement, Innovent paid the Company a one-time payment of $4.7 million to be relieved from certain future funding and developmental obligations under the Original Innovent Agreement. Additionally, the Company secured exclusive worldwide rights to ISAC programs utilizing specified antibodies against two tumor antigen targets and assumed all future development and commercialization costs for any such ISAC program. Under the Amended Innovent Agreement, the Company has the right, but not the obligation, to further develop and commercialize the ISAC programs. Innovent and its affiliates are eligible to receive total potential milestones payments of up to $112.7 million, as well as royalties in low single digits on global net sales. The Company determined that the Amended Innovent Agreement no longer meets the criteria under ASC 606. Therefore, $2.5 million of deferred revenue allocated to the unsatisfied performance obligation as of the contract modification date, was recognized as revenue and the $4.7 million one-time payment received was recognized as other income on the consolidated statement of operations and comprehensive loss in the first quarter of 2024.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2022	$4,957
Addition—amount billed for research and development services	2,330
Revenue recognized	(4,145)
Balance at December 31, 2023	3,142
Addition—amount billed for research and development services	331
Revenue recognized	(3,473)
Balance at December 31, 2024	$—

The Company recorded $3.4 million and $4.1 million in revenue earned during the years ended December 31, 2024 and 2023, based on services performed the performance obligation under the Innovent collaboration during the periods.

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

The sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and expired on July 31, 2023. In August 2022, the second sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option with an effective date no earlier than September 30, 2024, after which either the Company or the sublessee have the right to terminate the sublease prior to the expiration date by providing at least fifteen months written notice to the other party. The subtenant does not have an option to extend the sublease term. Rent for the second sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Sublease income was approximately $0.8 million and $0.8 million for each of the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, finance right-of-use leases were used to finance capital equipment such as printers or ozone generators, and are immaterial.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 6.4 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2023 were 6.7 years and 11.1%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operation leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of December 31, 2024 and 2023.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Total operating lease cost	$4,922	$4,480

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating cash flows from operating leases	$4,886	$4,726

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of December 31, 2024 (in thousands):

	Operating Leases	Sublease Income
2025	$5,122	$979
2026	5,399	248
2027	5,584	—
2028	5,775	—
2029	5,974	—
Thereafter	8,789	—
Total lease payments	36,643	1,227
Less interest	(11,434)	—
Total	$25,209	$1,227

Impairment

In June 2024, the Company conducted an impairment assessment following its May 2024 announcement and restructuring plan. As part of this evaluation, the Company assessed whether these events constituted a triggering event that could impact the carrying value of its long-lived assets. The Company concluded that a triggering event had occurred but determined that no impairment charge was necessary.

In December 2024, the Company both abandoned a portion of its Chesapeake Master Lease and initiated efforts to sublease this space, which indicated the carrying amount may not be recoverable and constituted a triggering event under ASC 360 for this asset group. In performing the impairment assessment, the Company utilized the income approach using a discounted cash flow methodology to estimate fair values of its right-of-use assets.

The carrying value of the asset grouping was compared to its estimated fair value. The analysis measured the undiscounted cash flows over the remaining lease term, by utilizing key market based assumptions such as rent, lease terms, lease up costs, and a discount rate. It also considered current market lease rates and applied a discount rate of 8.0%. These represented Level 3 nonrecurring fair value measurements. Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $1.5 million on the right-of-use assets, disclosed as a separate line item on the consolidated income statement, during the year ended December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2024, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

Securities Class Action

On July 2, 2024, a securities class action complaint was filed against the Company and certain of its directors and executive officers (collectively, the "Defendants") in the United States District Court for the Northern District of California, captioned Nesterenko v. Bolt Biotherapeutics, Inc. et al., Case No. 3:24-cv-03985, purportedly on behalf of a class of individuals who purchased or otherwise acquired the Company’s common stock between February 5, 2021 and May 14, 2024. The complaint alleged that Defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The complaint sought unspecified monetary damages and other relief. On October 3, 2024, the court appointed a lead plaintiff, appointed lead plaintiff's counsel, and ordered the parties to submit a proposed briefing schedule for the filing of an amended complaint and the Company’s response thereto, which the parties submitted on October 23, 2024. On January 17, 2025, the lead plaintiff voluntarily dismissed the case, bringing the legal proceedings to a close.

8. Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset, BDC-3042, a dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, targeting claudin 18.2, and reduced overall operating expenses. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consists of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $1.9 million were made during the year ended December 31, 2024. As of December 31, 2024, $0.7 million of one-time termination benefits remain payable and are recorded within the accrued expenses and other current liabilities line item on the Company's consolidated balance sheet. Severance payments commenced in July 2024 and will extend through July 2025. The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, June 30, 2024	$2,900
Adjustments in the period	(221)
Cash payments	(1,940)
Balance at December 31, 2024	$739

In June 2024, the Company assessed whether the restructuring plan constituted a triggering event indicating potential impairment of its long-lived assets, including operating lease right-of-use assets and property and equipment. Based on this evaluation, the Company determined that while impairment indicators were present, no impairment charge was necessary at that time.

9. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. As of December 31, 2024, no shares of the Company's common stock have been sold under this ATM.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance:

December 31, 2024
Common stock options issued and outstanding	11,423,193
Common stock restricted stock awards issued and outstanding	—
Common stock available for future issuance under the 2021 Plan	1,838,033
Common stock available for future issuance under the ESPP	771,661
Total	14,032,887

10. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,905,730 shares on January 1, 2024. In connection with the workforce reduction described in Note 8 “Restructuring”, the Company entered into consulting agreements with certain officers of the Company, pursuant to which a total of 1,615,713 stock options previously granted to the officers were canceled on July 15, 2024.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the ESPP was increased by 381,146 shares on January 1, 2024. During the years ended December 31, 2024 and 2023, 183,378 and 254,169 shares were issued under the ESPP, respectively.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 526,018 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expenses related to the Performance Awards of approximately $35,000 and $0.1 million for the years ended December 31, 2024 and 2023, respectively. The weighted-average grant date fair value of the Performance Awards was $3.24 per share.

The following table summarizes the stock option activity during the year ended December 31, 2024:

	Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Weighted-average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	10,706,541	$4.12	7.7		$12
Granted	4,849,434	$0.96		$0.76
Exercised	—	$—
Canceled/forfeited	(4,132,782)	$4.89
Outstanding at December 31, 2024	11,423,193	$2.50	5.7		$—
Exercisable at December 31, 2024	6,380,591	$3.56	4.8		$—
Vested or expected to vest at December 31, 2024	11,423,193	$2.50	5.7		$—

The intrinsic value of options exercised was zero and $2,000 during the year ended December 31, 2024 and 2023, respectively. The fair value of options vested was $1.1 million and $2.1 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was approximately $2.8 million of unrecognized stock-based compensation related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.28 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2024	2023
Expected volatility	98-105%	92-94%
Risk-free interest rate	3.7-4.7%	3.5-4.9%
Expected option life (in years)	5.2-6.1	5.2-6.1
Expected dividend yield	0.0%	0.0%
Fair value per share of common stock	$0.56-$1.27	$0.98-$1.90

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

Fair Value of Common Stock– The fair value of the Company’s common stock is determined by the closing price, on the date of grant, of its common stock, which is traded on the Nasdaq Capital Market.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2024	2023
Research and development	$3,152	$3,702
General and administrative	4,255	5,521
Total	$7,407	$9,223

Restricted Stock Units

In December 2021, the Company issued 336,000 restricted stock units under the 2021 Plan at a grant date fair value of $4.51 per share. These restricted stock units vested in equal quarterly installments over three years, subject to the employee's continued employment with, or services to, the Company on each vesting date. Each restricted stock unit represents the right to receive one share of the Company's common stock when and if the applicable vesting conditions are satisfied.

The following table summarizes the activity of the restricted stock units during the year ended December 31, 2024:

	RSU Outstanding	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2023	52,533	$4.51
Granted	—
Vested	(41,713)	$4.51
Canceled/forfeited	(10,820)	$4.51
Outstanding at December 31, 2024	—	$—

As of December 31, 2024, total unrecognized stock-based compensation expense relating to unvested restricted stock units was zero and the weighted-average remaining vesting period was zero years.

As of December 31, 2024, all restricted stock awards were vested and none were outstanding.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(63,118)	$(69,197)
Denominator:
Weighted average common shares outstanding	38,210,589	37,904,318
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	(26,658)	(92,334)
Weighted average common shares outstanding - basic and diluted	38,183,931	37,811,984
Net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(1.83)

Potentially dilutive shares to be issued under the ESPP as of December 31, 2024 and 2023 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2024	2023
Common stock options issued and outstanding	11,423,193	10,706,541
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	52,533
Total	11,423,193	10,759,074

12. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2021, the Company makes matching contributions of up to 3% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2024 and 2023, the Company made contributions to the 401(k) plan of $0.5 million and $0.6 million, respectively.

13. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its development agreement with Toray, Genmab, and Innovent, as described in Note 6.

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and Net Loss that also is reported on the Consolidated Statements of Operations and Comprehensive Loss Income as Net Loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets.

As of December 31, 2024 and 2023, all of the Company’s property and equipment was maintained in the United States.

For the year ended December 31, 2024 and 2023, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Years Ended December 31,
	2024	2023
	(In thousands)
Significant Segment Expenses:
Personnel related costs	23,936	29,537
Research and development expenses	14,346	14,576
Clinical trial expenses	11,285	10,048
General and administrative expenses	16,686	18,836
Stock-based compensation expense	7,407	9,223
Other segment expenses (Note A)	2,266	1,852
Total segment expenses	75,926	84,072
Restructuring charges	3,343	—
Impairment charges	1,469	—
Total operating expenses	80,738	84,072

(Note A) Other segment expense include depreciation expense and other miscellaneous expenses.

14. Income Taxes

The Company has not recorded any income tax expense for the years ended December 31, 2024 and 2023.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2024	2023
Income tax benefit at statutory rates	$(13,255)	$(14,531)
Permanent items	32	35
Valuation allowance	12,832	14,957
Stock-based compensation	1,830	1,367
Research and development tax credits	(1,439)	(1,828)
Provision for income taxes	$—	$—

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$53,485	$47,331
Research tax credits	11,353	9,465
Capitalized research and development expenses	27,436	21,848
Lease liability	7,137	5,736
Stock-based compensation	2,256	2,645
Reserves and accruals	1,585	2,493
Intangible assets	127	145
Total deferred tax assets	103,379	89,663
Less valuation allowance	(96,870)	(83,680)
Net deferred tax assets	6,509	5,983
Deferred tax liabilities:
Right-of-use assets	(6,159)	(5,424)
Property and equipment	(311)	(461)
Prepaid assets	(39)	(98)
Total deferred tax assets	(6,509)	(5,983)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $13.2 million between December 31, 2024 and December 31, 2023 primarily due to the generation of operating losses.

As of December 31, 2024, the Company has net operating loss, or NOL, carryforwards for federal and state income tax purposes of $234.9 million and $324.0 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. Federal NOL carryforwards aggregating $230.5 million are not subject to expiration.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $11.5 million and $6.5 million, respectively, as of December 31, 2024. The federal credits begin to expire in 2038 and the state credits can be carried forward indefinitely.

Utilization of some of the federal and state NOL and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of NOL and credit carryforwards before utilization. The Company has performed a Section 382 study as of September 30, 2023 and expects approximately $2.8 million of federal research and development tax credits and $51.0 million of California NOL carryforwards to expire unused due to Section 382 limitations.

The Company files tax returns in the United States, California and various states. The Company is not currently under examination in any of these jurisdictions and all of the Company’s tax years remain effectively open to examination due to NOL carryforwards.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2024	2023
Balance at beginning of period	$18,748	$13,819
Decrease related to prior year positions	—	(375)
Increase related to current year positions	5,084	5,304
Balance at end of period	$23,832	$18,748

During the years ended December 31, 2024 and 2023, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

15. Subsequent Events

New Sublease

On March 10, 2025, the Company entered into a new sublease agreement under its Chesapeake Master Lease in Redwood City, California to sublease 11,773 square feet. The Company’s sublease term expires thirty-six months from the commencement date, with an option for renewal. The fixed lease payment will be approximately $44,000 per month. The subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on his evaluation as of December 31, 2024, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting in the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item, which will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the captions “Proposal 1: Election of Directors”, “Executive Officers” and “Information Regarding the Board of Directors and Corporate Governance – Insider Trading Policy”, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the captions “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Information regarding our equity compensation plans required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the caption "Equity Compensation Plan Information," and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the captions and “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year ended December 31, 2024 under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The consolidated financial statements required to be filed by Items 8 and 15(c) of this Annual Report on Form 10-K, and filed herewith, are as follows:

(a)(2) Consolidated financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below have been omitted as they are not applicable.

(a)(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1	333-252136	3.4	1/15/2021

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

10.1+	2015 Equity Incentive Plan, as amended.	S-1/A	333-252136	10.2	2/1/2021

10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-252136	10.3	1/15/2021

10.3+	2021 Equity Incentive Plan.	S-1/A	333-252136	10.4	2/1/2021

10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.5	2/1/2021

10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.6	2/1/2021

10.6+	2021 Employee Stock Purchase Plan.	S-1/A	333-252136	10.7	2/1/2021

10.7	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-252136	10.8	1/15/2021

10.8	Form of Warrant to Purchase Common Stock.	S-1	333-252136	10.9	1/15/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9+	Offer of Employment by and between the Registrant and Randall C. Schatzman, dated June 10, 2019.	S-1	333-252136	10.10	1/15/2021

10.10+	Consulting Agreement by and between the Registrant and Randall C. Schatzman, dated May 13, 2024	8-K	001-39988	10.11	5/14/2024

10.11+	Offer Letter by and between the Registrant and William Quinn, dated April 14, 2020.	S-1	333-252136	10.11	1/15/2021

10.12+	Offer Letter by and between the Registrant and Edith Perez, dated March 16, 2020.	S-1	333-252136	10.13	1/15/2021
10.13+	Consulting Agreement by and between the Registrant and Edith Perez, dated May 13, 2024	8-K	001-39988	10.12	5/14/2024

10.14+	Offer Letter by and between the Registrant and Grant Yonehiro, dated October 26, 2016.	S-1	333-252136	10.14	1/15/2021

10.15	Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated August 7, 2020	S-1	333-252136	10.19	1/15/2021

10.16	Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 18, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated August 2, 2016, and Amendment No. 2 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University dated June 25, 2018.	S-1	333-252136	10.20	1/15/2021

10.17	Sales Agreement, by and between the Registrant and Cowen and Company, LLC dated March 30, 2022.	S-3	333-263994	1.2	3/30/2022

10.18+	Amended and Restated Severance and Change in Control Plan.	10-K	001-39988	10.24	3/29/2023

10.19	First Amendment to Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated November 7, 2022.	10-K	001-39988	10.25	3/29/2023

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1+	Incentive Compensation Recoupment Policy.	10-K	001-39988	97.1	3/21/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Indicates a management contract or compensatory plan, contract or arrangement.
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

Date: March 24, 2025	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William P. Quinn as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Quinn William P. Quinn	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)	March 24, 2025

/s/ Sarah Nemec Sarah Nemec	Senior Vice President, Finance (Principal Accounting Officer)	March 24, 2025

/s/ Brian O’Callaghan Brian O’Callaghan	Chairman	March 24, 2025

/s/ Laura Berner Laura Berner	Director	March 24, 2025

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 24, 2025

/s/ Jakob Dupont, M.D. Jakob Dupont, M.D.	Director	March 24, 2025

/s/ Nicole Onetto, M.D. Nicole Onetto, M.D.	Director	March 24, 2025