Form 10-Q
period 2025-03-31
Bolt Biotherapeutics, Inc.
filed 2025-05-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 38,339,697 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,391	$7,205
Short-term investments	30,447	40,118
Restricted cash	784	784
Prepaid expenses and other current assets	2,887	2,707
Total current assets	42,509	50,814
Property and equipment, net	2,065	3,139
Operating lease right-of-use assets	21,141	21,756
Restricted cash, non-current	981	981
Long-term investments	19,115	22,880
Other assets	51	62
Total assets	$85,862	$99,632

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,534	$1,507
Accrued expenses and other current liabilities	6,545	9,083
Deferred revenue	3,083	3,015
Operating lease liabilities	2,400	2,251
Total current liabilities	13,562	15,856
Operating lease liabilities, net of current portion	22,309	22,958
Deferred revenue, non-current	3,049	3,620
Other long-term liabilities	132	—
Total liabilities	39,052	42,434
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 38,339,697 shares issued and outstanding at March 31, 2025 and December 2024, respectively	—	—
Additional paid-in capital	485,213	484,504
Accumulated other comprehensive gain	40	97
Accumulated deficit	(438,443)	(427,403)
Total stockholders' equity	46,810	57,198
Total liabilities and stockholders' equity	$85,862	$99,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$1,222	$5,274
Operating expenses:
Research and development	9,512	16,529
General and administrative	3,825	5,837
Total operating expense	13,337	22,366
Loss from operations	(12,115)	(17,092)
Other income, net:
Interest income, net	1,053	1,606
Other income	22	4,675
Total other income, net	1,075	6,281
Net loss	(11,040)	(10,811)
Net unrealized loss on marketable securities	(57)	(73)
Comprehensive loss	$(11,097)	$(10,884)
Net loss per share, basic and diluted	$(0.29)	$(0.28)
Weighted-average shares outstanding, basic and diluted	38,339,697	38,068,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	For the Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	38,339,697	$—	$484,504	$97	$(427,403)	$57,198
Stock-based compensation	—	—	709	—	—	709
Unrealized loss on available-for-sale investments	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(11,040)	(11,040)
Balance at March 31, 2025	38,339,697	$—	$485,213	$40	$(438,443)	$46,810

	Three Months Ended March 31, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	38,114,606	$—	$476,988	$37	$(364,284)	$112,741
Vesting of restricted stock units	13,134	—	—	—	—	—
Stock-based compensation	—	—	2,302	—	—	2,302
Unrealized loss on available-for-sale investments	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(10,811)	(10,811)
Balance at March 31, 2024	38,127,740	$—	$479,290	$(36)	$(375,095)	$104,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,040)	$(10,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	458
Stock-based compensation expense	709	2,302
Accretion of discount on marketable securities	(209)	(1,033)
Gain on sale of property and equipment	(288)	—
Non-cash lease expense	615	773
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(169)	(130)
Accounts payable and accrued expenses	(2,511)	(3,544)
Operating lease liabilities	(500)	(652)
Deferred revenue	(503)	(4,071)
Other long-term liabilities	132	(43)
Net cash used in operating activities	(13,365)	(16,751)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	963	—
Purchases of marketable securities	(992)	(23,058)
Maturities of marketable securities	14,580	33,261
Net cash provided by investing activities	14,551	10,203
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
NET INCREASE (DECREASE) IN CASH	1,186	(6,548)
Cash, cash equivalents and restricted cash at beginning of year	8,970	12,575
Cash, cash equivalents and restricted cash at end of period	$10,156	$6,027
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$8,391	$4,262
Restricted cash	1,765	1,765
Total cash, cash equivalents and restricted cash	$10,156	$6,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. The financial statements for the fiscal three months ended March 31, 2025 are consolidated and include the accounts of the Company and its subsidiary. The financial statements for the fiscal three months ended March 31, 2024 were not consolidated and only reflect the accounts of the Company because the Company did not have any subsidiaries at that time. Certain reclassifications on the statement of stockholders' equity have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any assets or generate revenue during and as of the three months ended March 31, 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $438.4 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, which includes income from collaboration arrangements, management believes its cash and cash equivalents and marketable securities of $58.0 million as of March 31, 2025 may be sufficient to fund the Company's operations through mid-2026. However, due to the significant uncertainty in its plans, including the achievement of its collaboration income, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation, restructuring costs, long-lived assets impairment assessment, and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of March 31, 2025 and December 31, 2024, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective dates for the disaggregation of expense disclosures introduced in ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not expect it to have a material impact on its financial statements or related disclosures.

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

During the three months ended March 31, 2025, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three months ended March 31, 2025 and 2024.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$16,433	$20	$(9)	$16,444
U.S. treasury securities	8,437	6	(1)	8,442
Commercial paper	841	1	—	842
Corporate debt securities	23,811	25	(2)	23,834
Total	$49,522	$52	$(12)	$49,562

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,998	$46	$(10)	$20,034
U.S. treasury securities	14,346	18	—	14,364
Commercial paper	2,079	3	—	2,082
Corporate debt securities	26,478	46	(6)	26,518
Total	$62,901	$113	$(16)	$62,998

As of March 31, 2025, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of March 31, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$4,692	$(2)	$11,752	$(7)	$16,444	$(9)
U.S. treasury securities	8,442	(1)	—	—	8,442	(1)
Commercial paper	842	—	—	—	842	—
Corporate debt securities	16,471	(2)	7,363	—	23,834	(2)
Total	$30,447	$(5)	$19,115	$(7)	$49,562	$(12)

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$18,034	$(10)	$20,034	$(10)
U.S. treasury securities	10,382	—	3,982	—	14,364	—
Commercial paper	2,082	—	—	—	2,082	—
Corporate debt securities	14,710	—	11,808	(6)	26,518	(6)
Total	$29,174	$—	$33,824	$(16)	$62,998	$(16)

Accrued interest receivable on available-for-sale securities were $0.4 million and $0.3 million at March 31, 2025 and December 31, 2024, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,706	$5,706	$—	$—
Asset-backed securities	16,444	—	16,444	—
U.S. treasury securities	8,442	6,946	1,496	—
Commercial paper	842	—	842	—
Corporate debt securities	23,834	—	23,834	—
Total	$55,268	$12,652	$42,616	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,620	$5,620	—	$—
Asset-backed securities	20,034	—	20,034	—
U.S. treasury securities	14,364	12,379	1,985	—
Commercial paper	2,082	—	2,082	—
Corporate debt securities	26,518	—	26,518	—
Total	$68,618	$17,999	$50,619	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$7,888	$9,745
Office equipment	386	386
Leasehold improvements	286	286
Total property and equipment	8,560	10,417
Less accumulated depreciation and amortization	(6,495)	(7,278)
Total	$2,065	$3,139

Depreciation expense related to property and equipment was $0.4 million and $1.8 million for each of the three months ended March 31, 2025 and 2024.

Sale of Property and Equipment, net

During the three months ended March 31, 2025, the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of approximately $1.0 million and incurred a gain on disposal of approximately $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued research and development	$3,199	$3,761
Accrued compensation	2,524	4,203
Accrued restructuring charges	296	739
Accrued other	526	380
Total	$6,545	$9,083

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $1.8 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2025 and December 31, 2024, receivables of $10,000 and $7,500 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2025, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2024	905
Addition—amount billed or accrued for research and development services	9
Revenue recognized	—
Balance at March 31, 2025	$914

The Company recorded zero and $0.6 million revenue during the three months ended March 31, 2025 and 2024, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $17.5 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2025, receivables of $0.7 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2025, contract liabilities totaling $5.2 million were recorded in deferred revenue with $2.7 million in current liabilities and $2.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2024	5,730
Addition—amount billed for research and development services	710
Revenue recognized	(1,222)
Balance at March 31, 2025	$5,218

The Company recorded $1.2 million and $1.2 million in revenue earned during the three months ended March 31, 2025 and 2024, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement was considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

Oncology Research and Development Collaboration with Innovent Biologics, Inc.

In March 2024, the Company entered into an amended and restated license and collaboration agreement with Innovent Biologics, Inc. (the “Amended Innovent Agreement”), which amends the original license and collaboration agreement with Innovent Biologics, Inc. ("Innovent") dated August 25, 2021 (the “Original Innovent Agreement”). Under the Original Innovent Agreement, the Company and Innovent leveraged Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company's Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. Innovent funded the initial research, along with the preclinical development of these candidates through the contract modification date. Under the Original Innovent Agreement, the Company received an upfront payment of $5.0 million and was compensated for research and development services, including third-party costs and employee utilization at the agreed rate.

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

The Company had no contract liability balance as of March 31, 2025 and December 31, 2024.

The Company recorded zero and $3.5 million in revenue earned during the three months ended March 31, 2025 and 2024, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

A sublease agreement, to sublease 10,500 square feet, commenced in June 2021 and was to expire on July 31, 2023. In August 2022, this sublease agreement was amended to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The subtenant has an early termination option under which both the Company and the sublessee have the right to terminate the sublease prior to the expiration date by providing at least fifteen months written notice to the other party. The subtenant does not have an option to extend the sublease term. Rent for this sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement.

On March 10, 2025, the Company entered into another sublease agreement under its Chesapeake Master Lease to sublease 11,773 square feet. The Company’s sublease term expires thirty-six months from the commencement date, with options for renewal. The sublessee has the right to terminate the sublease prior to the expiration date by providing at least twenty-four months written notice to the other party. The subtenant does not have an option to extend the sublease term. The subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Rent for this sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement.

Sublease income from both agreements was approximately $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2025 were 6.2 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 6.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of three months ended March 31, 2025 and 2024 .

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Total operating lease cost	$1,116	$1,121

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating cash flows from operating leases	$1,242	$1,201

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2025 (in thousands):

	Operating Leases	Sublease Income
2025	$3,880	$1,097
2026	5,399	977
2027	5,584	80
2028	5,775	—
2029	5,974	—
Thereafter	8,789	—
Total lease payments	35,401	2,154
Less interest	(10,692)	—
Total	$24,709	$2,154

Lease Impairment

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

The carrying value of the asset grouping was compared to its estimated fair value. The analysis measured the undiscounted cash flows over the remaining lease term, by utilizing key market-based assumptions such as rent, lease terms, commissions and fees, and a discount rate. It also considered current market lease rates and applied a discount rate of 8.0%. These represented Level 3 nonrecurring fair value measurements. Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $1.5 million on the right-of-use assets, disclosed as a separate line item on the consolidated income statement, during the year ended December 31, 2024.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

Other Commitments

The Company enters into agreements in the normal course of business, including with contract research organizations for clinical trials, contract manufacturing organizations for certain manufacturing services, and vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Legal Proceedings

The Company is subject to claims and assessments from time to time in the ordinary course of business but is not aware of any such matters, individually or in the aggregate, that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

7. Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it reduced overall operating expenses and discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset BDC-3042, a dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, a Boltbody ISAC targeting claudin 18.2. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consisted of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $0.4 million were made during the three months ended March 31, 2025. As of March 31, 2025, $0.3 million of one-time termination benefits remain payable and are recorded within the accrued expenses and other current liabilities line item on the Company's consolidated balance sheet. Severance payments commenced in July 2024 and will extend through July 2025. The following table provides details on the Company's restructuring and other charges (in thousands):

Balance at December 31, 2024	$739
Adjustments in the period	(36)
Cash payments	(407)
Balance at March 31, 2025	$296

8. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 8,075,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 1,916,984 shares on January 1, 2025. In connection with the workforce reduction described in Note 7 “Restructuring”, the Company entered into consulting agreements with certain officers of the Company, pursuant to which a total of 1,615,713 stock options previously granted to the officers were canceled on July 15, 2024.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 420,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 840,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 383,396 shares on January 1, 2025. No shares were issued under the ESPP during the three months ended March 31, 2025 and 2024.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$318	$980
General and administrative	391	1,322
Total	$709	$2,302

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(11,040)	$(10,811)
Denominator:
Weighted average common shares outstanding	38,339,697	38,117,781
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	(49,358)
Weighted average common shares outstanding - basic and diluted	38,339,697	38,068,424
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.28)

Potentially dilutive shares to be issued under the ESPP as of March 31, 2025 and 2024 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2025	2024
Common stock options issued and outstanding	10,818,523	12,495,314
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	39,399
Total	10,818,523	12,534,713

10. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its development agreement with Toray, Genmab, and Innovent, as described in Note 5.

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

As of March 31, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. For the three months ended March 31, 2025 and 2024, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Significant Segment Expenses:
Personnel related costs	4,687	8,195
Research and development expenses	2,816	3,072
Clinical trial expenses	1,124	3,514
General and administrative expenses	3,602	4,823
Stock-based compensation expense	709	2,302
Other segment expenses (Note A)	399	460
Total segment and operating expenses	13,337	22,366

(Note A) Other segment expense include depreciation expense and other miscellaneous expenses.

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

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on March 24, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-3042, our dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. In April 2025, we reported results from our dose escalation trial of BDC-3042, demonstrating a favorable safety profile, dose-dependent biologic activity, and monotherapy anti-tumor activity. We have launched a formal partnering process to secure a partner with the resources to accelerate future development of BDC-3042.

BDC-4182, a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2, is our next clinical candidate. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a first-in-class claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. Clinical candidate selection was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in both November of 2024 and 2023. The first-in-human Phase 1 dose escalation trial of BDC-4182 opened for enrollment in April 2025 and we expect to dose our first patient in the second quarter of 2025.

In May 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we reduced overall operating expenses and discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our Phase 1 asset, BDC-3042, and our next generation Boltbody™ ISAC platform including our claudin 18.2 ISAC BDC-4182. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate total restructuring charges of $3.6 million, including $2.9 million in one-time termination benefits, such as severance costs and related benefits, and $0.7 million in non-cash stock-based compensation expenses. The severance payments commenced in July 2024 and will extend through July 2025.

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

We have incurred operating losses since our inception. Our net losses were $11.0 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $438.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

The effects of a pandemic or major geopolitical developments, and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 24, 2025, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, consolidated results of operations, and financial condition.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through March 31, 2025, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	Change
	(Unaudited, in thousands)
Collaboration revenue	$1,222	$5,274	$(4,052)
Operating expenses:
Research and development	9,512	16,529	(7,017)
General and administrative	3,825	5,837	(2,012)
Total operating expenses	13,337	22,366	(9,029)
Loss from operations	(12,115)	(17,092)	4,977
Other income (expense), net:
Interest income, net	1,053	1,606	(553)
Other income (expense), net:	22	4,675	(4,653)
Total other income (expense), net	1,075	6,281	(5,206)
Net loss	$(11,040)	$(10,811)	$(229)
Net unrealized loss on marketable securities	(57)	(73)	16
Comprehensive loss	$(11,097)	$(10,884)	$(213)

Collaboration Revenue

Revenue was $1.2 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in revenue in the comparative periods was mainly due to revenue recognized under the Amended Innovent Agreement, as we satisfied our performance obligation to Innovent.

Research and Development Expenses

Research and development expenses were $9.5 million and $16.5 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to $3.4 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $2.4 million in lower clinical expenses primarily related to the discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001 in May 2024 and $0.7 million in lower research and development lab supplies and contract services expense, offset by $0.5 million in higher manufacturing expenses related to the timing of batch production of our product candidates.

General and Administrative Expenses

General and administrative expenses were $3.8 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to $1.7 million decrease in salary, bonus and related expenses as a result of the restructuring plan, a decrease of $0.9 million in lower consulting and professional services, offset by $0.8 million in higher facility expenses.

Other Income, Net

Interest Income, Net

Interest income was $1.1 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $22,000 and $4.7 million for the three months ended March 31, 2025 and 2024, respectively. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $11.0 million and $10.8 million for the three months ended March 31, 2025 and 2024, respectively, and negative cash flows from operations since our inception, with an accumulated deficit of $438.4 million and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $58.0 million as of March 31, 2025 may be sufficient to fund our operations through mid-2026. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(13,365)	$(16,751)
Investing activities	14,551	10,203
Financing activities	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,186	$(6,548)

Operating Activities

Net cash used in operating activities was $13.4 million and $16.8 million for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operating activities for the three months ended March 31, 2025 was due to our net loss of $11.0 million, adjusted down for $1.2 million of non-cash charges and up for a $3.6 million change in operating assets and liabilities. The non-cash charges were comprised of $0.7 million for stock-based compensation, $0.6 million of non-cash lease-related expense, $0.3 million of gain on sale of property and equipment, and $0.4 million for depreciation and amortization expense, partially offset by $0.2 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $0.5 million decrease in our deferred revenue, a $2.5 million decrease in our accounts payable and accrued expenses, a $0.5 million decrease in operating lease liabilities, and a $0.2 million increase in our prepaid expenses and other current assets, offset by $0.1 million increase in other assets. Net cash used in operating activities for the three months ended March 31, 2024 was due to our net loss of $10.8 million, adjusted down for $2.5 million of non-cash charges and up for a $8.4 million change in operating assets and liabilities. The non-cash charges were comprised of $2.3 million for stock-based compensation, $1.0 million for accretion of discount on marketable securities, $0.8 million of non-cash lease-related expense, and $0.5 million for depreciation and amortization expense. The change in net operating assets was due to a $3.5 million decrease in our accounts payable and accrued expenses, a $4.1 million decrease in our deferred revenue, a $0.7 million decrease in our operating lease liabilities, and a $0.1 million increase in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $14.6 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively. The net cash provided by investing activities for the three months ended March 31, 2025 was due to $14.6 million in maturities of marketable securities and sales of property and equipment of $1.0 million offset by $1.0 million in purchases of marketable securities. The net cash provided by investing activities for the three months ended March 31, 2024 was due to $33.3 million in maturities of marketable securities, offset by $23.1 million in purchases of marketable securities.

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

See Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. We will need to raise additional capital to continue the advancement of our programs. In the near term, our primary uses of cash will be to fund the completion of key milestones for clinical programs and to fund our operations, including research and development activities and employee salaries. This includes significant costs relating to clinical trials and manufacturing our product candidates. Our uses of cash in the long term will be similar as we advance our research and development activities and pay employee salaries. Most pharmaceutical products require larger clinical trials as development progresses, and we expect our funding requirements to grow with the advancement of our programs. Our long-term funding requirements will depend on many factors, which are uncertain but include our portfolio prioritization decisions and the success of our collaborations. In turn, our ability to raise additional capital through equity or partnering will depend on the general economic environment in which we operate and our ability to achieve key milestones. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Refer to Note 5 Collaborations and Note 6 Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our contractual obligations and commitments.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on March 24, 2025, other than as set forth below.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, including antibody production in South Korea and China, linker-payload manufacturing in Europe, and ISAC manufacturing in

Europe. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report and in our Annual Report for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39988	3.1	4/16/2025
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
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

BOLT BIOTHERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: May 12, 2025	By:	/s/ Sarah Nemec
Sarah Nemec Senior Vice President, Finance (Principal Accounting Officer)