Form 10-Q
period 2025-06-30
Bolt Biotherapeutics, Inc.
filed 2025-08-14
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 1,919,441 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,601	$7,205
Short-term investments	25,168	40,118
Restricted cash	784	784
Prepaid expenses and other current assets	2,783	2,707
Total current assets	38,336	50,814
Property and equipment, net	1,718	3,139
Operating lease right-of-use assets	20,517	21,756
Restricted cash, non-current	981	981
Long-term investments	13,725	22,880
Other assets	222	62
Total assets	$75,499	$99,632

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,852	$1,507
Accrued expenses and other current liabilities	5,387	9,083
Deferred revenue	2,512	3,015
Operating lease liabilities	2,559	2,251
Total current liabilities	12,310	15,856
Operating lease liabilities, net of current portion	21,624	22,958
Deferred revenue, non-current	2,590	3,620
Other long-term liabilities	133	—
Total liabilities	36,657	42,434
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 1,919,441 and 1,916,943 shares issued and outstanding at June 30, 2025 and December 2024, respectively	—	—
Additional paid-in capital	485,852	484,504
Accumulated other comprehensive (loss) gain	(6)	97
Accumulated deficit	(447,004)	(427,403)
Total stockholders' equity	38,842	57,198
Total liabilities and stockholders' equity	$75,499	$99,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$1,804	$1,275	$3,026	$6,549
Operating expenses:
Research and development	7,498	15,433	17,010	31,962
General and administrative	3,516	4,874	7,341	10,711
Restructuring charges	—	3,565		3,565
Total operating expense	11,014	23,872	24,351	46,238
Loss from operations	(9,210)	(22,597)	(21,325)	(39,689)
Other income, net:
Interest income, net	599	1,402	1,652	3,008
Other income	50	—	72	4,675
Total other income, net	649	1,402	1,724	7,683
Net loss	(8,561)	(21,195)	(19,601)	(32,006)
Net unrealized loss on marketable securities	(46)	(8)	(103)	(81)
Comprehensive loss	$(8,607)	$(21,203)	$(19,704)	$(32,087)
Net loss per share, basic and diluted	$(4.46)	$(11.12)	$(10.22)	$(16.80)
Weighted-average shares outstanding, basic and diluted	1,917,629	1,906,496	1,917,288	1,905,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2025	1,916,943	$—	$485,213	$40	$(438,443)	$46,810
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	625	—	—	625
Unrealized loss on available-for-sale investments	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(8,561)	(8,561)
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842

	Three Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2024	1,906,390	$—	$479,291	$(36)	$(375,096)	104,159
Vesting of restricted stock units	608	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	6,224	—	79	—	—	79
Stock-based compensation	—	—	2,825	—	—	2,825
Unrealized loss on available-for-sale investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(21,195)	(21,195)
Balance at June 30, 2024	1,913,222	$—	$482,195	$(44)	$(396,291)	$85,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	1,334	—	—	1,334
Unrealized loss on available-for-sale investments	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(19,601)	(19,601)
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842

	Six Months Ended June 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	1,905,750	$—	$476,989	$37	$(364,285)	$112,741
Vesting of restricted stock units	1,248	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	6,224	—	79	—	—	79
Stock-based compensation	—	—	5,127	—	—	5,127
Unrealized loss on available-for-sale investments	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(32,006)	(32,006)
Balance at June 30, 2024	1,913,222	$—	$482,195	$(44)	$(396,291)	$85,860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,601)	$(32,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	915
Stock-based compensation expense	1,334	5,127
Accretion of discount on marketable securities	(379)	(1,824)
Gain on sale of property and equipment	(288)	—
Non-cash lease expense	1,239	1,561
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(236)	2,098
Accounts payable and accrued expenses	(3,351)	(2,629)
Operating lease liabilities	(1,026)	(1,328)
Deferred revenue	(1,533)	(4,764)
Other long-term liabilities	133	(43)
Net cash used in operating activities	(22,962)	(32,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	963	—
Purchases of marketable securities	(15,457)	(55,283)
Maturities of marketable securities	39,838	83,489
Net cash provided by investing activities	25,344	28,206
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	79
Net cash provided by financing activities	14	79
NET INCREASE (DECREASE) IN CASH	2,396	(4,608)
Cash, cash equivalents and restricted cash at beginning of year	8,970	12,575
Cash, cash equivalents and restricted cash at end of period	$11,366	$7,967
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,601	$6,202
Restricted cash	1,765	1,765
Total cash, cash equivalents and restricted cash	$11,366	$7,967
Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$—	$37

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. The financial statements for the fiscal three and six months ended June 30, 2025 are consolidated and include the accounts of the Company and its subsidiary. The financial statements for the fiscal three and six months ended June 30, 2024 were not consolidated and only reflect the accounts of the Company because the Company did not have any subsidiaries at that time. Certain reclassifications on the statement of stockholders' equity have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD, (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any assets or generate revenue during and as of the three and six months ended June 30, 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $447.0 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, which includes income from collaboration arrangements, management believes its cash and cash equivalents and marketable securities of $48.5 million as of June 30, 2025 may be sufficient to fund the Company's operations through mid-2026. However, due to the significant uncertainty in its plans, including the achievement of its collaboration income, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Reverse Stock Split

On June 6, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its common stock. The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. In addition, the shares available for grants under the Company’s incentive plans were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of June 30, 2025 and December 31, 2024, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for all periods presented as potentially dilutive securities were anti-dilutive.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance but does not expect it to have a material impact on its consolidated financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective dates for the disaggregation of expense disclosures introduced in ASU 2024-03. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance but does not expect it to have a material impact on its consolidated financial statements or related disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Accounting Acquirer in a Joint Venture or a Variable Interest Entity, to improve how companies determine the accounting acquirer in certain complex transactions. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact of the new guidance but does not expect it to materially affect its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04, Revenue from Contracts with Customers (Topic 606) and Compensation—Stock Compensation (Topic 718): Share-Based Consideration Payable to a Customer, to clarify the accounting treatment for equity instruments granted to customers. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures but does not expect it to materially affect its consolidated financial statements.

In July 2025, federal legislation referred to as the “H.R. 1: One Big Beautiful Bill Act” (the “OBBBA”) was enacted. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation, among other tax changes. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The Company is currently evaluating the provisions of the new law and the potential effects on the Company's financial position, results of operations, and cash flows.

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

During the three and six months ended June 30, 2025, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three and six months ended June 30, 2025 and 2024.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$11,437	$11	$(5)	$11,443
U.S. treasury securities	9,656	1	(1)	9,656
Commercial paper	2,966	—	(1)	2,965
Corporate debt securities	14,821	10	(2)	14,829
Total	$38,880	$22	$(9)	$38,893

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,998	$46	$(10)	$20,034
U.S. treasury securities	14,346	18	—	14,364
Commercial paper	2,079	3	—	2,082
Corporate debt securities	26,478	46	(6)	26,518
Total	$62,901	$113	$(16)	$62,998

As of June 30, 2025, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of June 30, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,775	$(2)	$7,668	$(3)	$11,443	$(5)
U.S. treasury securities	9,656	(1)	—	—	9,656	(1)
Commercial paper	2,965	(1)	—	—	2,965	(1)
Corporate debt securities	8,772	(2)	6,057	—	14,829	(2)
Total	$25,168	$(6)	$13,725	$(3)	$38,893	$(9)

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$18,034	$(10)	$20,034	$(10)
U.S. treasury securities	10,382	—	3,982	—	14,364	—
Commercial paper	2,082	—	—	—	2,082	—
Corporate debt securities	14,710	—	11,808	(6)	26,518	(6)
Total	$29,174	$—	$33,824	$(16)	$62,998	$(16)

Accrued interest receivable on available-for-sale securities were $0.2 million and $0.3 million at June 30, 2025 and December 31, 2024, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	June 30, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,845	$5,845	$—	$—
Asset-backed securities	11,443	—	11,443	—
U.S. treasury securities	9,656	9,656	—	—
Commercial paper	2,965	—	2,965	—
Corporate debt securities	14,829	—	14,829	—
Total	$44,738	$15,501	$29,237	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,620	$5,620	—	$—
Asset-backed securities	20,034	—	20,034	—
U.S. treasury securities	14,364	12,379	1,985	—
Commercial paper	2,082	—	2,082	—
Corporate debt securities	26,518	—	26,518	—
Total	$68,618	$17,999	$50,619	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$7,888	$9,745
Office equipment	386	386
Leasehold improvements	286	286
Total property and equipment	8,560	10,417
Less accumulated depreciation and amortization	(6,842)	(7,278)
Total	$1,718	$3,139

Depreciation expense related to property and equipment was $0.3 million and $0.4 million for each of the three months ended June 30, 2025 and 2024 and $0.7 million and $0.9 million for each of the six months ended June 30, 2025 and 2024.

Sale of Property and Equipment, net

During the three and six months ended June 30, 2025, the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of approximately $1.0 million and incurred a gain on disposal of approximately $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development	$1,553	$3,761
Accrued compensation	3,295	4,203
Accrued restructuring charges	39	739
Accrued other	500	380
Total	$5,387	$9,083

5. Collaborations

Joint Development and License Agreement with Toray Industries, Inc.

In March 2019, the Company entered into a Joint Development and License Agreement (the “Toray Agreement”) with Toray Industries, Inc. (“Toray”) to jointly develop and commercialize a Boltbody™ immune-stimulating antibody conjugate (“ISAC”) containing Toray’s proprietary antibody to treat cancer. The Company determined that the Toray Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Toray Agreement, the Company entered into a Series T Convertible Preferred Stock Purchase Agreement (the “Series T Agreement”) for the issuance of 35,875 shares of Series T convertible preferred stock to Toray. These contracts have been evaluated together and the consideration in excess of the fair value of the Series T convertible preferred stock of $1.5 million has been allocated to the Toray Agreement and included in the total consideration for collaboration revenue. In February 2021, in connection with the Company’s initial public offering (“IPO”), all outstanding shares of Series T convertible preferred stock were converted into shares of the Company’s common stock.

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.0 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2025 and December 31, 2024, receivables of $0.1 million and $7,500 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2025, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2024	905
Addition—amount billed or accrued for research and development services	136
Revenue recognized	(155)
Balance as of June 30, 2025	$886

The Company recorded $0.2 million in each of the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.8 million revenue during the same periods in 2024, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 41,052 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $15.9 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2025, receivables of $0.6 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2025, contract liabilities totaling $4.2 million were recorded in deferred revenue with $2.1 million in current liabilities and $2.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2024	5,730
Addition—amount billed for research and development services	1,357
Revenue recognized	(2,871)
Balance as of June 30, 2025	$4,216

The Company recorded $1.6 million and $2.9 million in revenue earned during the three and six months ended June 30, 2025, respectively, and $1.0 million and $2.3 million revenue during the same periods in 2024, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

The Company had no contract liability balance as of June 30, 2025 and December 31, 2024.

The Company recorded zero and $3.5 million in revenue earned during the three and six months ended June 30, 2025 and 2024, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

Sublease income from both agreements was approximately $0.4 million and $0.6 million for the three and six months ended June 30, 2025 and $0.2 million and $0.4 million for the same periods in 2024.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2025 were 5.9 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 6.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of the six months ended June 30, 2025 and 2024, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total operating lease cost	$987	$1,119	$2,064	$2,239

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating cash flows from operating leases	$2,493	$2,411

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of June 30, 2025 (in thousands):

	Operating Leases	Sublease Income
2025	$2,629	$735
2026	5,399	1,234
2027	5,584	80
2028	5,775	—
2029	5,974	—
Thereafter	8,789	—
Total lease payments	34,150	2,049
Less interest	(9,967)	—
Total	$24,183	$2,049

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

7. Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it reduced overall operating expenses and discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset BDC-3042, a dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, a Boltbody ISAC targeting claudin 18.2. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consisted of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $0.2 million and $0.6 million were made during the three and six months ended June 30, 2025. As of June 30, 2025, $39,000 of one-time termination benefits remain payable and are recorded within the accrued expenses and other current liabilities line item on the Company's consolidated balance sheet. Severance payments commenced in July 2024 and extended through July 2025. The following tables provide details on the Company's restructuring and other charges (in thousands):

Balance at March 31, 2025	$296
Adjustments in the period	(16)
Cash payments	(241)
Balance as of June 30, 2025	$39

Balance at December 31, 2024	$739
Adjustments in the period	(52)
Cash payments	(648)
Balance as of June 30, 2025	$39

8. Stock-Based Compensation

Reverse Stock Split

On June 6, 2025, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The number of authorized shares of common stock and the par value per share of common stock were not affected by the reverse stock split. In addition, the shares available for grant under the Company’s equity incentive plans and employee stock purchase plan were adjusted as a result of the reverse stock split. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 403,750 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 95,849 shares on January 1, 2025. In connection with the workforce reduction described in Note 7 “Restructuring”, the Company entered into consulting agreements with certain officers of the Company, pursuant to which a total of 80,785 stock options previously granted to the officers were canceled on July 15, 2024.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,169 shares on January 1, 2025. During the six months ended June 30, 2025, 2,498 shares were issued under the ESPP and 6,224 shares were issued under the ESPP during the same period in 2024.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$292	$1,077	$610	$2,057
General and administrative	333	1,748	724	3,070
Total	$625	$2,825	$1,334	$5,127

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(8,561)	$(21,195)	$(19,601)	$(32,006)
Denominator:
Weighted average common shares outstanding	1,917,629	1,908,240	1,917,288	1,907,072
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	(1,744)	—	(2,071)
Weighted average common shares outstanding - basic and diluted	1,917,629	1,906,496	1,917,288	1,905,001
Net loss per share attributable to common stockholders, basic and diluted	$(4.46)	$(11.12)	$(10.22)	$(16.80)

Potentially dilutive shares to be issued under the ESPP as of June 30, 2025 and 2024 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2025	2024
Common stock options issued and outstanding	633,690	628,824
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	1,214
Total	633,690	630,038

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

As of June 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. For the three and six months ended June 30, 2025 and 2024, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Significant Segment Expenses:
Personnel related costs	3,980	6,559	8,667	14,559
Research and development expenses	1,357	3,500	4,173	6,571
Clinical trial expenses	1,240	2,726	2,364	6,240
General and administrative expenses	3,464	4,438	7,066	9,261
Stock-based compensation expense	625	2,825	1,334	5,127
Other segment expenses (Note A)	348	259	747	915
Total segment expenses	11,014	20,307	24,351	42,673
Restructuring charges	—	3,565	—	3,565
Total segment and operating expenses	11,014	23,872	24,351	46,238

(Note A) Other segment expense includes depreciation expense and other miscellaneous expenses.

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
•
the impact of the One Big Beautiful Bill Act of 2025 (the “OBBBA”);
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on March 24, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a first-in-class claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. Clinical candidate selection was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in both November of 2024 and 2023. The first-in-human Phase 1 dose escalation trial of BDC-4182 opened for enrollment in April 2025.

BDC-3042, our dectin-2 agonist antibody program, is being developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. In April 2025, we reported results from our dose escalation trial of BDC-3042, demonstrating a favorable safety profile, dose-dependent biologic activity, and monotherapy anti-tumor activity. We have launched a formal partnering process to secure a partner for future development of BDC-3042.

In May 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we reduced overall operating expenses and discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on our Phase 1 asset, BDC-3042, and our next generation Boltbody™ ISAC platform including our claudin 18.2 ISAC BDC-4182. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We estimate total restructuring charges of $3.6 million, including $2.9 million in one-time termination benefits, such as severance costs and related benefits, and $0.7 million in non-cash stock-based compensation expenses. The severance payments commenced in July 2024 and extended through July 2025.

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

We have incurred operating losses since our inception. Our net losses were $8.6 million and $19.6 million for the three and six months ended June 30, 2025, respectively, and $21.2 million and $32.0 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $447.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Recent and Other Developments

Reverse Stock Split

On June 6, 2025, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation (the “Amendment”), to effect a one-for-twenty (1:20) reverse stock split of our outstanding common stock, effective as of June 6, 2025 (the “Reverse Stock Split”). A series of alternate amendments to effect the Reverse Stock Split was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on May 27, 2025, and the specific one-for-twenty (1:20) ratio was subsequently approved by our Board of Directors on May 27, 2025.

The Amendment provided that at the effective time of the Reverse Stock Split, every 20 shares of our issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Reverse Stock Split, as well as the number of shares of common stock available for issuance under our equity incentive plans and employee stock purchase plan. In addition, the Reverse Stock Split effected a reduction in the number of shares of common stock issuable upon the exercise of stock options and restricted stock units outstanding immediately prior to the effectiveness of the Reverse Stock Split with a corresponding increase in the exercise price per share applicable to such stock options. No fractional shares were issued because of the Reverse Stock Split. Stockholders who would have otherwise been entitled to receive a fractional share received a cash payment in lieu thereof. The par value per share of the common stock remained unchanged at $0.00001.

The Reverse Stock Split was effective at 4:01 p.m., Eastern Time, on June 6, 2025. Trading reopened on June 9, 2025, which is when our Common Stock began trading on a post reverse stock split basis. All share information included in this Quarterly Report has been reflected as if the Reverse Stock Split occurred as of the earliest period presented.

Tax Legislation

On July 4, 2025, federal legislation referred to as the “H.R. 1: One Big Beautiful Bill Act” was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. While our initial review indicates the legislated changes will not significantly modify our future effective income tax rate, we will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our consolidated financial statements as appropriate.

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

Components of Results of Operations

Revenue

To date our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. We are collaborating with Toray to develop a Boltbody ISAC that incorporates a proprietary Toray antibody against a novel tumor antigen target. We are jointly responsible for early-stage development and for providing technical and regulatory support, and Toray will pay for the program expenses through the end of Phase 1 development. In conjunction with the collaboration, Toray purchased 35,875 shares of our Series T convertible preferred stock for $10.0 million, which were converted into shares of our common stock upon the completion of our IPO in February 2021. We evaluated the collaboration together with Toray’s purchase of Series T convertible preferred stock and allocated $1.5 million from the stock purchase proceeds to deferred revenue, which we recognize, together with payments received from Toray as compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Toray. The research plan and program development continue to be reevaluated by both parties and the outcome of this reevaluation may impact the scope and timing of our performance obligation to Toray.

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. The research collaboration will evaluate multiple bispecific ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and in conjunction with the collaboration, Genmab purchased 41,052 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds, together with the $10.0 million upfront payment, to deferred revenue. We recognize this deferred revenue, together with payments received from Genmab for compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through June 30, 2025, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income in 2024 consists of the one-time payment received from Innovent under the Amended Innovent Agreement.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$1,804	$1,275	$529	$3,026	$6,549	$(3,523)
Operating expenses:
Research and development	7,498	15,433	(7,935)	17,010	31,962	(14,952)
General and administrative	3,516	4,874	(1,358)	7,341	10,711	(3,370)
Restructuring charges	—	3,565	(3,565)	—	3,565	(3,565)
Total operating expenses	11,014	23,872	(12,858)	24,351	46,238	(21,887)
Loss from operations	(9,210)	(22,597)	13,387	(21,325)	(39,689)	18,364
Other income (expense), net:
Interest income, net	599	1,402	(803)	1,652	3,008	(1,356)
Other income (expense), net:	50	—	50	72	4,675	(4,603)
Total other income (expense), net	649	1,402	(753)	1,724	7,683	(5,959)
Net loss	$(8,561)	$(21,195)	$12,634	$(19,601)	$(32,006)	$12,405
Net unrealized loss on marketable securities	(46)	(8)	(38)	(103)	(81)	(22)
Comprehensive loss	$(8,607)	$(21,203)	$12,596	$(19,704)	$(32,087)	$12,383

Collaboration Revenue

Revenue was $1.8 million and $3.0 million for the three and six months ended June 30, 2025, respectively, and $1.3 million and $6.5 million for the same periods in 2024, respectively. The increase of $0.5 million in the comparative three-month periods was due to additional rendered services related to the Genmab programs. The decrease of $3.5 million in revenue in the comparative six-month periods was mainly due to revenue recognized under the Amended Innovent Agreement, as we satisfied our performance obligation to Innovent.

Research and Development Expenses

Research and development expenses were $7.5 million and $17.0 million for the three and six months ended June 30, 2025, respectively and $15.4 million and $32.0 million for the same periods in 2024, respectively. The decrease of $7.9 million in the comparable three-month periods was due to $3.0 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $1.5 million in lower clinical expenses primarily related to the discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in May 2024, $1.4 million in lower research and development lab supplies and contract services expense, $1.3 million in lower facility expenses, and $0.9 million in lower process development and manufacturing expense, offset by an increase of $0.2 million in higher consulting and professional services. The decrease of $15.0 million in the comparable six-month periods was due to $6.3 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $3.9 million in lower clinical expenses related to the discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in May 2024, $2.3 million in lower facility expenses, $2.0 million in lower research and development lab supplies and contract services expense and $0.4 million in lower process development and manufacturing expense.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $7.3 million for the three and six months ended June 30, 2025, respectively, and $4.9 million and $10.7 million for the same periods in 2024, respectively. The decrease of $1.4 million in the comparable three-month periods was due to $1.6 million decrease in salary, bonus and related expenses as a result of the restructuring plan, a decrease of $0.3 million in lower consulting and professional services and a decrease of $0.3 million in office-related expenses, offset by $0.9 million in higher facility expenses. The decrease of $3.4 million in the comparable six-month periods was due to $3.3 million decrease in salary, bonus and related expenses as a result of the restructuring plan, a decrease of $0.8 million in lower consulting and professional services, and a decrease of $0.6 million in office-related expenses. These decreases were partially offset by $1.7 million in higher facility expenses, which reflects a shift in allocation between research and development expenses and general and administrative expenses rather than an overall increase in total facility costs.

Other Income, Net

Interest Income, Net

Interest income was $0.6 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $1.4 million and $3.0 million for the same periods in 2024, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively, and zero and $4.7 million for the same periods in 2024, respectively. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $8.6 million and $19.6 million for the three and six months ended June 30, 2025, respectively, and $21.2 million and $32.0 million for the same periods in 2024, respectively. We have incurred negative cash flows from operations since our inception, with an accumulated deficit of $447.0 million as of June 30, 2025 and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $48.5 million as of June 30, 2025 may be sufficient to fund our operations through mid-2026. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

We evaluated our current cash position, historical results, forecasted cash flows and plans with regard to liquidity. Our investment policy prioritizes preservation of principal and availability of cash to meet cash flow requirements and maximizing total net returns after satisfying the first two conditions. Our policy only allows for investments in fixed-income instruments such as corporate bonds and government securities. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and equity or debt financings or other capital sources, including potential collaborations, licenses, and other similar arrangements, however, there can be no assurance the additional sources will be available at favorable terms or at all.

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(22,962)	$(32,893)
Investing activities	25,344	28,206
Financing activities	14	79
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,396	$(4,608)

Operating Activities

Net cash used in operating activities was $23.0 million and $32.9 million for the six months ended June 30, 2025 and 2024, respectively. Net cash used in operating activities for the six months ended June 30, 2025 was due to our net loss of $19.6 million, adjusted down for $2.7 million of non-cash charges and up for a $6.0 million change in operating assets and liabilities. The non-cash charges were comprised of $1.3 million for stock-based compensation, $1.2 million of non-cash lease-related expense, $0.7 million for depreciation and amortization expense, and $0.3 million of gain on sale of property and equipment, partially offset by $0.4 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $1.5 million decrease in our deferred revenue, a $3.4 million decrease in our accounts payable and accrued expenses, a $1.0 million decrease in operating lease liabilities, and a $0.2 million increase in our prepaid expenses and other current assets, offset by $0.1 million increase in other long-term liabilities. Net cash used in operating activities for the six months ended June 30, 2024 was due to our net loss of $32.0 million, adjusted down for $5.8 million of non-cash charges and up for a $6.7 million change in operating assets and liabilities. The non-cash charges were comprised of $5.1 million for stock-based compensation, $1.8 million for accretion of discount on marketable securities, $1.6 million of non-cash lease-related expense, and $0.9 million for depreciation and amortization expense. The change in net operating assets was due to a $2.6 million decrease in our accounts payable and accrued expenses, a $4.8 million decrease in our deferred revenue, a $1.3 million decrease in our operating lease liabilities, and a $2.1 million increase in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $25.3 million and $28.2 million for the six months ended June 30, 2025 and 2024, respectively. The net cash provided by investing activities for the six months ended June 30, 2025 was due to $39.8 million in maturities of marketable securities and sales of property and equipment of $1.0 million offset by $15.5 million in purchases of marketable securities. The net cash provided by investing activities for the six months ended June 30, 2024 was due to $83.5 million in maturities of marketable securities, offset by $55.3 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $14,000 and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. The net cash provided by financing activities for the six months ended June 30, 2025 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities for the six months ended June 30, 2024 was due to net proceeds from the issuance of common stock from our employee stock purchase plan.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Principal Accounting Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Healthcare reform measures could hinder or prevent the commercial success of our solutions.

The United States and some foreign jurisdictions have enacted or are considering a number of health reform measures to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access.

The implementation of the Affordable Care Act ("ACA") in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. There have been executive, judicial and congressional challenges, and a number of amendments that have impacted certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is possible that the ACA and the IRA will be subject to additional challenges and health reform measures by the second Trump administration in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, referred to as the "H.R.1:One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to the ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits, particularly in light of the change of administration. For example, the current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions include, for example, (1) directives to reduce agency workforce and cut programs; (2) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; and (3) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency by standardizing prices across hospitals and health plans. It is possible that certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	001-39988	3.1	6/6/2025
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39988	3.1	4/16/2025
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
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

† The certification attached as Exhibit 32.1 that accompanies this Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bolt Biotherapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT BIOTHERAPEUTICS, INC.

Date: August 14, 2025	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: August 14, 2025	By:	/s/ Sarah Nemec
Sarah Nemec Senior Vice President, Finance (Principal Accounting Officer)