Form 10-Q
period 2025-09-30
Bolt Biotherapeutics, Inc.
filed 2025-11-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 1,919,441 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,753	$7,205
Short-term investments	14,157	40,118
Restricted cash	784	784
Prepaid expenses and other current assets	2,912	2,707
Total current assets	35,606	50,814
Property and equipment, net	1,500	3,139
Operating lease right-of-use assets	19,881	21,756
Restricted cash, non-current	981	981
Long-term investments	6,906	22,880
Other assets	179	62
Total assets	$65,053	$99,632

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,518	$1,507
Accrued expenses and other current liabilities	3,839	9,083
Deferred revenue	1,909	3,015
Operating lease liabilities	2,700	2,251
Total current liabilities	9,966	15,856
Operating lease liabilities, net of current portion	20,889	22,958
Deferred revenue, non-current	1,964	3,620
Other long-term liabilities	133	—
Total liabilities	32,952	42,434
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 1,919,441 and 1,916,943 shares issued and outstanding at September 30, 2025 and December 2024, respectively	—	—
Additional paid-in capital	486,259	484,504
Accumulated other comprehensive (loss) gain	(10)	97
Accumulated deficit	(454,148)	(427,403)
Total stockholders' equity	32,101	57,198
Total liabilities and stockholders' equity	$65,053	$99,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$2,169	$1,141	$5,195	$7,690
Operating expenses:
Research and development	6,535	13,785	23,545	45,747
General and administrative	3,337	3,799	10,678	14,510
Restructuring charges	—	—	—	3,565
Total operating expense	9,872	17,584	34,223	63,822
Loss from operations	(7,703)	(16,443)	(29,028)	(56,132)
Other income, net:
Interest income, net	477	1,267	2,129	4,275
Other income	82	—	154	4,675
Total other income, net	559	1,267	2,283	8,950
Net loss	(7,144)	(15,176)	(26,745)	(47,182)
Net unrealized (loss) gain on marketable securities	(4)	249	(107)	168
Comprehensive loss	$(7,148)	$(14,927)	$(26,852)	$(47,014)
Net loss per share, basic and diluted	$(3.72)	$(7.93)	$(13.94)	$(24.73)
Weighted-average shares outstanding, basic and diluted	1,919,441	1,912,554	1,918,014	1,907,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842
Stock-based compensation	—	—	407	—	—	407
Unrealized loss on available-for-sale investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,144)	(7,144)
Balance at September 30, 2025	1,919,441	$—	$486,259	$(10)	$(454,148)	$32,101

	Three Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2024	1,913,222	$—	$482,195	$(44)	$(396,291)	$85,860
Vesting of restricted stock units	398	—	—	—	—	—
Stock-based compensation	—	—	1,098	—	—	1,098
Unrealized gain on available-for-sale investments	—	—	—	249	—	249
Net loss	—	—	—	—	(15,176)	(15,176)
Balance at September 30, 2024	1,913,620	$—	$483,293	$205	$(411,467)	$72,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	1,741	—	—	1,741
Unrealized loss on available-for-sale investments	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(26,745)	(26,745)
Balance at September 30, 2025	1,919,441	$—	$486,259	$(10)	$(454,148)	$32,101

	Nine Months Ended September 30, 2024
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	1,905,750	$—	$476,989	$37	$(364,285)	$112,741
Vesting of restricted stock units	1,646	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	6,224	—	79	—	—	79
Stock-based compensation	—	—	6,225	—	—	6,225
Unrealized loss on available-for-sale investments	—	—	—	168	—	168
Net loss	—	—	—	—	(47,182)	(47,182)
Balance at September 30, 2024	1,913,620	$—	$483,293	$205	$(411,467)	$72,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,745)	$(47,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	1,355
Stock-based compensation expense	1,741	6,225
Accretion of discount on marketable securities	(509)	(2,307)
Gain on sale of property and equipment	(288)	(70)
Non-cash lease expense	1,875	2,364
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(322)	2,496
Accounts payable and accrued expenses	(5,233)	(2,185)
Operating lease liabilities	(1,620)	(2,042)
Deferred revenue	(2,762)	(5,470)
Other long-term liabilities	133	(43)
Net cash used in operating activities	(32,694)	(46,859)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(72)	(41)
Proceeds from sales of property and equipment	963	148
Purchases of marketable securities	(17,176)	(75,602)
Maturities of marketable securities	59,513	120,839
Net cash provided by investing activities	43,228	45,344
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14	79
Net cash provided by financing activities	14	79
NET INCREASE (DECREASE) IN CASH	10,548	(1,436)
Cash, cash equivalents and restricted cash at beginning of year	8,970	12,575
Cash, cash equivalents and restricted cash at end of period	$19,518	$11,139
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17,753	$9,366
Restricted cash	1,765	1,773
Total cash, cash equivalents and restricted cash	$19,518	$11,139

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2024 was derived from the audited financial statements as of that date. The financial statements for the fiscal three and nine months ended September 30, 2025 are consolidated and include the accounts of the Company and its subsidiary. The financial statements for the fiscal three and nine months ended September 30, 2024 were not consolidated and only reflect the accounts of the Company because the Company did not have any subsidiaries at that time. Certain reclassifications on the statement of stockholders' equity have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD, (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any assets or generate revenue during and as of the three and nine months ended September 30, 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $454.1 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, which includes income from collaboration arrangements, management believes its cash and cash equivalents and marketable securities of $38.8 million as of September 30, 2025 may be sufficient to fund the Company's operations into 2027. However, due to the significant uncertainty in its plans, including the achievement of its collaboration income, the Company has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the issuance of the condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of September 30, 2025 and December 31, 2024, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance; at this time it does not expect it to have a material impact on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance; at this time it does not expect it to have a material impact on its consolidated financial statement disclosures.

In May 2025, the FASB issued ASU 2025-04, Revenue from Contracts with Customers (Topic 606) and Compensation—Stock Compensation (Topic 718): Share-Based Consideration Payable to a Customer, to clarify the accounting treatment for equity instruments granted to customers. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures; at this time it does not expect it to materially affect its consolidated financial statements.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The impact of the OBBBA is not expected to be material to the Company’s consolidated balance sheet or consolidated statements of operations and comprehensive income for the year ended December 31, 2025.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities, which introduces a practical expedient permitting all entities to assume that current conditions as of the balance sheet date will remain unchanged for the life of the asset when estimating expected credit losses under ASC 606. For entities other than public business entities, the ASU also allows an accounting policy election to consider cash collections received after the balance-sheet date in their estimates. An entity that makes this election must disclose the date through which subsequent collections are evaluated. The ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company is evaluating the impact of this guidance; at this time it does not expect it to have a material impact on its financial statements or related disclosures.

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

During the three and nine months ended September 30, 2025, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three and nine months ended September 30, 2025 and 2024.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$8,355	$10	$—	$8,365
U.S. treasury securities	3,734	1	—	3,735
Commercial paper	2,718	—	—	2,718
Corporate debt securities	6,240	5	—	6,245
Total	$21,047	$16	$—	$21,063

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,998	$46	$(10)	$20,034
U.S. treasury securities	14,346	18	—	14,364
Commercial paper	2,079	3	—	2,082
Corporate debt securities	26,478	46	(6)	26,518
Total	$62,901	$113	$(16)	$62,998

As of September 30, 2025, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of September 30, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,455	$—	$4,910	$—	$8,365	$—
U.S. treasury securities	3,735	—	—	—	3,735	—
Commercial paper	2,718	—	—	—	2,718	—
Corporate debt securities	4,249	—	1,996	—	6,245	—
Total	$14,157	$—	$6,906	$—	$21,063	$—

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$18,034	$(10)	$20,034	$(10)
U.S. treasury securities	10,382	—	3,982	—	14,364	—
Commercial paper	2,082	—	—	—	2,082	—
Corporate debt securities	14,710	—	11,808	(6)	26,518	(6)
Total	$29,174	$—	$33,824	$(16)	$62,998	$(16)

Accrued interest receivable on available-for-sale securities were $0.1 million and $0.3 million at September 30, 2025 and December 31, 2024, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	September 30, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$13,469	$13,469	$—	$—
Asset-backed securities	8,365	—	8,365	—
U.S. treasury securities	3,735	1,497	2,238	—
Commercial paper	2,718	—	2,718	—
Corporate debt securities	6,245	—	6,245	—
Total	$34,532	$14,966	$19,566	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,620	$5,620	—	$—
Asset-backed securities	20,034	—	20,034	—
U.S. treasury securities	14,364	12,379	1,985	—
Commercial paper	2,082	—	2,082	—
Corporate debt securities	26,518	—	26,518	—
Total	$68,618	$17,999	$50,619	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$7,888	$9,745
Office equipment	386	386
Leasehold improvements	358	286
Total property and equipment	8,632	10,417
Less accumulated depreciation and amortization	(7,132)	(7,278)
Total	$1,500	$3,139

Depreciation expense related to property and equipment was $0.3 million and $0.5 million for each of the three months ended September 30, 2025 and 2024 and $1.0 million and $1.4 million for each of the nine months ended September 30, 2025 and 2024.

Sale of Property and Equipment, net

During the three and nine months ended September 30, 2025, the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of approximately $1.0 million and incurred a gain on disposal of approximately $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development	$1,522	$3,761
Accrued compensation	1,932	4,203
Accrued restructuring charges	—	739
Accrued other	385	380
Total	$3,839	$9,083

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2025 and December 31, 2024, receivables of $48,000 and $7,500 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2025, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2024	905
Addition—amount billed or accrued for research and development services	183
Revenue recognized	(225)
Balance as of September 30, 2025	$863

The Company recorded $0.1 million and $0.2 million in revenue in each of the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.9 million revenue during the same periods in 2024, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with the Company’s ISAC technology platform, with the goal of discovering and developing next-generation bispecific ISACs for the treatment of cancer. Under this research collaboration, the companies will evaluate multiple ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 41,052 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $14.6 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2025, receivables of $0.9 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2025, contract liabilities totaling $3.0 million were recorded in deferred revenue with $1.5 million in current liabilities and $1.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2024	5,730
Addition—amount billed for research and development services	2,249
Revenue recognized	(4,970)
Balance as of September 30, 2025	$3,009

The Company recorded $2.1 million and $5.0 million in revenue earned during the three and nine months ended September 30, 2025, respectively, and $1.0 million and $3.3 million revenue during the same periods in 2024, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for research and development services at the agreed full-time employee rate and third-party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

The Company determined that the Amended Innovent Agreement no longer meets the criteria under ASC 606. Therefore, $2.5 million of deferred revenue allocated to the unsatisfied performance obligation as of the contract modification date, was recognized as revenue and the $4.7 million one-time payment received was recognized as other income on the condensed statement of operations and comprehensive loss for the nine months ended September 30, 2024.

The Company had no contract liability balance as of September 30, 2025 and December 31, 2024.

The Company recorded zero in revenue earned during the three and nine months ended September 30, 2025, and zero and $3.5 million in revenue earned during the three and nine months ended September 30, 2024, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

On March 10, 2025, the Company entered into another sublease agreement under its Chesapeake Master Lease to sublease 11,773 square feet. The Company’s sublease term expires thirty-six months from the commencement date, with options for renewal. The sublessee has a one-time right to terminate the sublease agreement no earlier than twenty-four months after the commencement date by providing at least nine months written notice to the other party. The subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. Rent for this sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. On August 4, 2025, the Company entered into an amendment to this sublease agreement to increase the subtenant's sublease square feet to 11,795 and to increase the subtenant's base rent for the premises. All other terms in the agreement remained the same.

Sublease income from both agreements was approximately $0.4 million and $1.0 million for the three and nine months ended September 30, 2025 and $0.2 million and $0.6 million for the same periods in 2024.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2025 were 5.7 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 6.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.6 million and is recorded as restricted cash on the balance sheet as of the nine months ended September 30, 2025 and 2024, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total operating lease cost	$978	$1,119	$3,042	$3,358

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Operating cash flows from operating leases	$3,799	$3,644

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of September 30, 2025 (in thousands):

	Operating Leases	Sublease Income
2025	$1,323	$370
2026	5,399	1,500
2027	5,584	81
2028	5,775	—
2029	5,974	—
Thereafter	8,789	—
Total lease payments	32,844	1,951
Less interest	(9,255)	—
Total	$23,589	$1,951

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

7. May 2024 Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it reduced overall operating expenses and discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset BDC-3042, a dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, a Boltbody ISAC targeting claudin 18.2. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consisted of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $37,000 and $0.7 million were made during the three and nine months ended September 30, 2025. Severance payments commenced in July 2024 and extended through July 2025. The following tables provide details on the Company's restructuring and other charges (in thousands):

Balance at June 30, 2025	$39
Adjustments in the period	(2)
Cash payments	(37)
Balance as of September 30, 2025	$—

Balance at December 31, 2024	$739
Adjustments in the period	(54)
Cash payments	(685)
Balance as of September 30, 2025	$—

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,169 shares on January 1, 2025. During the nine months ended September 30, 2025, 2,498 shares were issued under the ESPP and 6,224 shares were issued under the ESPP during the same period in 2024.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$175	$525	$785	$2,582
General and administrative	232	573	956	3,643
Total	$407	$1,098	$1,741	$6,225

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(7,144)	$(15,176)	$(26,745)	$(47,182)
Denominator:
Weighted average common shares outstanding	1,919,441	1,913,313	1,918,014	1,909,168
Weighted average common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	(759)	—	(1,630)
Weighted average common shares outstanding - basic and diluted	1,919,441	1,912,554	1,918,014	1,907,538
Net loss per share attributable to common stockholders, basic and diluted	$(3.72)	$(7.93)	$(13.94)	$(24.73)

Potentially dilutive shares to be issued under the ESPP as of September 30, 2025 and 2024 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2025	2024
Common stock options issued and outstanding	533,190	615,027
Common stock outstanding subject to repurchase related to unvested early exercised stock options and restricted stock awards	—	386
Total	533,190	615,413

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

As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment was maintained in the United States. For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Significant Segment Expenses:
Personnel related costs	$2,896	$4,926	$11,563	$19,485
Research and development expenses	1,657	4,502	5,830	11,073
Clinical trial expenses	1,161	2,872	3,525	9,112
General and administrative expenses	3,462	3,746	10,528	13,007
Stock-based compensation expense	407	1,098	1,741	6,225
Other segment expenses (Note A)	289	440	1,036	1,355
Total segment expenses	9,872	17,584	34,223	60,257
Restructuring charges	—	—	—	3,565
Total segment and operating expenses	$9,872	$17,584	$34,223	$63,822

(Note A) Other segment expense includes depreciation expense and other miscellaneous expenses.

11. Subsequent Events

On October 1, 2025, the Company announced a restructuring plan pursuant to which it will reduce overall operating expenses to preserve cash. The restructuring plan includes a reduction of the Company’s current workforce by approximately 20 employees, or approximately 50% of the Company’s workforce. The Company estimates that it will incur aggregate pre-tax charges between approximately $1.5 million to $2.0 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The Company expects that the reduction-in-force will be complete by the end of 2025 and that the associated charges will be recorded in the fourth quarter of 2025. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

In October 2025, the Company issued 249,500 restricted stock units (RSUs) under the 2021 Plan at a grant date fair value of $5.61 per share. These RSUs are subject to cliff vesting on September 15, 2026, subject to the employee's continued employment with, or services to, the Company on each vesting date. Each RSU represents the right to receive one share of the Company's common stock when and if the applicable vesting conditions are satisfied.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on March 24, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a first-in-class claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. Clinical candidate selection was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced preclinical efficacy compared to cytotoxic ADCs in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in November of 2025, 2024 and 2023. The first-in-human Phase 1 dose escalation trial of BDC-4182 is ongoing.

BDC-3042, our dectin-2 agonist antibody program, was developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. We received the Investigational New Drug Application, or IND, clearance from the FDA in July 2023. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study in patients with a broad range of solid tumors. In April 2025, we reported results from our dose escalation trial of BDC-3042, demonstrating a favorable safety profile, dose-dependent biologic activity, and monotherapy anti-tumor activity. BDC-3042 is not in active development and is available for partnering.

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

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab, and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation ISACs for the treatment of cancer. The research collaboration will evaluate multiple ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. The Innovent collaboration was amended in March 2024, when we secured exclusive worldwide rights to ISAC programs utilizing certain antibodies against two tumor antigen targets. We expect our collaborations with Toray and Genmab to add additional novel ISACs to our pipeline.

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

We have incurred operating losses since our inception. Our net losses were $7.1 million and $26.7 million for the three and nine months ended September 30, 2025, respectively, and $15.2 million and $47.2 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $454.1 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Recent Developments

2025 Restructuring

On October 1, 2025, we announced a restructuring plan pursuant to which we will reduce overall operating expenses to preserve cash. The restructuring plan includes a reduction of our current workforce by approximately 20 employees, or approximately 50% of our workforce. We estimate that we will incur aggregate pre-tax charges between approximately $1.5 million to $2.0 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. We expect that the reduction-in-force will be complete by the end of 2025 and that the associated charges will be recorded in the fourth quarter of 2025. The estimated charges that we expect to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring plan.

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

In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies and bispecific antibody engineering technologies in combination with our proprietary Boltbody ISAC technology platform, with the goal of discovering and developing next-generation ISACs for the treatment of cancer. The research collaboration will evaluate multiple ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, we received an upfront payment of $10.0 million and in conjunction with the collaboration, Genmab purchased 41,052 shares of our common stock for $15.0 million. We evaluated the collaboration together with Genmab’s purchase of our common stock and allocated $1.4 million from the stock purchase proceeds, together with the $10.0 million upfront payment, to deferred revenue. We recognize this deferred revenue, together with payments received from Genmab for compensation based on agreed-upon full-time equivalent rates and out-of-pocket costs, as collaboration revenue over time as we fulfill our performance obligation to Genmab.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through September 30, 2025, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, BDC-4182 and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income in 2025 consists of income earned from miscellaneous activities not core to our business. Other income in 2024 consists of the one-time payment received from Innovent under the Amended Innovent Agreement.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$2,169	$1,141	$1,028	$5,195	$7,690	$(2,495)
Operating expenses:
Research and development	6,535	13,785	(7,250)	23,545	45,747	(22,202)
General and administrative	3,337	3,799	(462)	10,678	14,510	(3,832)
Restructuring charges	—	—	—	—	3,565	(3,565)
Total operating expenses	9,872	17,584	(7,712)	34,223	63,822	(29,599)
Loss from operations	(7,703)	(16,443)	8,740	(29,028)	(56,132)	27,104
Other income (expense), net:
Interest income, net	477	1,267	(790)	2,129	4,275	(2,146)
Other income (expense), net:	82	—	82	154	4,675	(4,521)
Total other income (expense), net	559	1,267	(708)	2,283	8,950	(6,667)
Net loss	$(7,144)	$(15,176)	$8,032	$(26,745)	$(47,182)	$20,437
Net unrealized (loss) gain on marketable securities	(4)	249	(253)	(107)	168	(275)
Comprehensive loss	$(7,148)	$(14,927)	$7,779	$(26,852)	$(47,014)	$20,162

Collaboration Revenue

Revenue was $2.2 million and $5.2 million for the three and nine months ended September 30, 2025, respectively, and $1.1 million and $7.7 million for the same periods in 2024, respectively. The increase of $1.1 million in the comparative three-month periods was due to additional rendered services related to the Genmab programs. The decrease of $2.5 million in revenue in the comparative nine-month periods was mainly due to revenue recognized under the Amended Innovent Agreement, as we satisfied our performance obligation to Innovent.

Research and Development Expenses

Research and development expenses were $6.5 million and $23.5 million for the three and nine months ended September 30, 2025, respectively and $13.8 million and $45.7 million for the same periods in 2024, respectively. The decrease of $7.3 million in the comparable three-month periods was primarily due to $1.8 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $1.7 million in lower clinical expenses primarily related to the discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in May 2024, $1.5 million in lower process development and manufacturing expense, $1.3 million in lower research and development lab supplies and contract services expense and $0.9 million in lower facility expenses. The decrease of $22.2 million in the comparable nine-month periods was primarily due to $8.2 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $5.6 million overall lower clinical expenses related to the discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in May 2024 and BDC-4182 costs as we begin this trial, $3.4 million in lower research and development lab supplies and contract services expense, $3.2 million in lower facility expenses and $2.0 million in lower process development and manufacturing expense which was partially offset by $0.5 million in higher consulting costs and professional services.

General and Administrative Expenses

General and administrative expenses were $3.3 million and $10.7 million for the three and nine months ended September 30, 2025, respectively, and $3.8 million and $14.5 million for the same periods in 2024, respectively. The decrease of $0.5 million in the comparable three-month periods was due to $0.9 million decrease in personnel-related expenses as a result of the restructuring plan and a decrease of $0.1 million in office-related expenses, partially offset by a increase of $0.3 million in consulting and professional services and $0.3 million in higher facility expenses. The decrease of $3.8 million in the comparable nine-month periods was due to $4.2 million decrease in personnel-related expenses as a result of the restructuring plan, a decrease of $0.7 million in office-related expenses, and a decrease of $0.7 million in lower consulting and professional services. These decreases were partially offset by $2.0 million in higher facility expenses, which reflects a shift in allocation between research and development expenses and general and administrative expenses rather than an overall increase in total facility costs.

Restructuring Charges

There were no restructuring charges in the three and nine months ended September 30, 2025 and in the three months ended September 30, 2024. Restructuring charges were $3.6 million for the nine months ended September 30, 2024, consisting of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense as a result of a restructuring plan.

Other Income, Net

Interest Income, Net

Interest income was $0.5 million and $2.1 million for the three and nine months ended September 30, 2025, respectively, and $1.3 million and $4.3 million for the same periods in 2024, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and zero and $4.7 million for the same periods in 2024, respectively. The other income in 2025 consists of income earned from miscellaneous activities not core to our business. The other income in 2024 was due to the one-time payment received from Innovent under the Amended Innovent Agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $7.1 million and $26.7 million for the three and nine months ended September 30, 2025, respectively, and $15.2 million and $47.2 million for the same periods in 2024, respectively. We have incurred negative cash flows from operations since our inception, with an accumulated deficit of $454.1 million as of September 30, 2025 and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $38.8 million as of September 30, 2025 may be sufficient to fund our operations into 2027. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern with less than one year after the issuance of the consolidated financial statements.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(32,694)	$(46,859)
Investing activities	43,228	45,344
Financing activities	14	79
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,548	$(1,436)

Operating Activities

Net cash used in operating activities was $32.7 million and $46.9 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities for the nine months ended September 30, 2025 was due to our net loss of $26.7 million, adjusted down for $3.9 million of non-cash charges and up for a $9.8 million change in operating assets and liabilities. The non-cash charges were comprised of $1.9 million of non-cash lease-related expense, $1.7 million for stock-based compensation, $1.0 million for depreciation and amortization expense, partially offset by $0.5 million for accretion of discount on marketable securities and $0.3 million of gain on sale of property and equipment. The change in net operating assets was primarily due to a a $5.2 million decrease in our accounts payable and accrued expenses, $2.8 million decrease in our deferred revenue, a $1.6 million decrease in operating lease liabilities, and a $0.3 million decrease in our prepaid expenses and other current assets, offset by $0.1 million increase in other long-term liabilities. Net cash used in operating activities for the nine months ended September 30, 2024 was due to our net loss of $47.2 million, adjusted down for $7.6 million of non-cash charges and up for a $7.2 million change in operating assets and liabilities. The non-cash charges were comprised of $6.2 million for stock-based compensation, $2.4 million of non-cash lease-related expense, $2.3 million for accretion of discount on marketable securities and $1.4 million for depreciation and amortization expense. The change in net operating assets was due to a a $5.5 million decrease in our deferred revenue, $2.2 million decrease in our accounts payable and accrued expenses, a $2.0 million decrease in our operating lease liabilities, offset by a $2.5 million decrease in our prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities was $43.2 million and $45.3 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash provided by investing activities for the nine months ended September 30, 2025 was due to $59.5 million in maturities of marketable securities and $1.0 million in proceeds from sales of property and equipment and offset by $17.2 million in purchases of marketable securities and $0.1 million in purchases of property and equipment. The net cash provided by investing activities for the nine months ended September 30, 2024 was due to $120.8 million in maturities of marketable securities, offset by $75.6 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $14,000 and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively. The net cash provided by financing activities for the nine months ended September 30, 2025 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities for the nine months ended September 30, 2024 was due to net proceeds from the issuance of common stock from our employee stock purchase plan.

Funding Requirements

Based upon our current operating plans, which includes assumptions regarding collaboration revenue and sublease income, we believe that our existing cash, cash equivalents and marketable securities may be sufficient to fund our operations into 2027. As a result of the risks inherent in budgeting for early-stage drug development, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred net losses and negative cash flows from operations since our inception, with an accumulated deficit of $454.1 million as of September 30, 2025 and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, which includes income from collaboration arrangements, we believe our cash and cash equivalents and marketable securities of $38.8 million as of September 30, 2025 may be sufficient to fund our operations into 2027. However, due to the significant uncertainty in our plans, including the achievement of our collaboration income, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

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

BOLT BIOTHERAPEUTICS, INC.

Date: November 12, 2025	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

Date: November 12, 2025	By:	/s/ Sarah Nemec
Sarah Nemec Senior Vice President, Finance (Principal Accounting Officer)