Form 10-K
period 2025-12-31
Bolt Biotherapeutics, Inc.
filed 2026-03-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the closing sales price for such stock on June 30, 2025, as reported by The Nasdaq Capital Market, was approximately $7.3 million. The calculation of the aggregate market value of voting and non-voting stock excludes certain shares of the Registrant’s common stock held by current executive officers, directors and stockholders that the Registrant has concluded are affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of March 6, 2026, the Registrant had 1,921,567 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Proxy Statement relating to registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2025, are incorporated by reference into Part III of this Annual Report.

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
•
the impact of new tax legislation in the United States (the “U.S.”) and other jurisdiction;
•
our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates; and
•
regulatory developments in the U.S. and foreign countries, with respect to our product candidates.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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
•
Our discovery and development of product candidates based on our Boltbody™ ISAC (immune-stimulating antibody conjugate) approach are unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.
•
We have never commercialized a product candidate and we may lack the necessary expertise, personnel and resources to successfully commercialize on our own or together with collaborators, any of our products that receive regulatory approval.
•
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-4182 and our other current and future product candidates.
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

PART I

Item 1. Business.

Overview

Our mission is to harness the power of the immune system to improve lives and eradicate cancer. This often means that our product candidates take new and unproven approaches to treating cancer. We believe that taking smart risks is critical to making breakthroughs. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors expressed by the innate immune system to help the body eliminate tumor cells as part of a productive anti-cancer response. Our proprietary Boltbody™ Immune-Stimulating Antibody Conjugate, or ISAC, platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer activity with acceptable tolerability. Having explored more than one thousand distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. BDC-4182 is supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced anti-tumor activity compared to cytotoxic antibody-drug conjugates, or ADCs, in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in November 2025, 2024 and 2023. The first-in-human Phase 1 dose escalation trial of BDC-4182 is ongoing in subjects with gastric/gastroesophageal junction cancer.

Our Pipeline

We are currently focused on the clinical development of BDC-4182, our claudin 18.2 ISAC, while the rest of our pipeline programs are on hold. We believe that demonstration of anti-tumor efficacy and acceptable tolerability with BDC-4182 will help validate our Boltbody ISAC platform. With validation, the ISAC approach has the potential to be broadly applicable with similarities to the antibody drug conjugate (ADC) approach. This could kick off a race to develop first-in-class ISACs targeting a range of antigens with Bolt being uniquely positioned as the leader in this new field.

We have three pipeline programs that can be quickly restarted: a CEA ISAC, a PD-L1 ISAC, and our dectin-2 agonist antibody BDC-3042.

Our CEA ISAC program is a Boltbody ISAC targeting carcinoembryonic antigen cell adhesion molecule 5, or CEA. CEA is a well-known tumor-associated antigen expressed in various solid tumors including, colorectal, non-small cell lung, pancreatic, and breast. CEA is upregulated on the cell surface of these cancers. CEA allows us to target these cancers, some of which are immunologically “cold.” In our preclinical studies, we have observed promising in vitro and in vivo activity with notable anti-tumor activity, including complete tumor regression and immunological memory. Data on our CEA Boltbody ISAC program was recently presented at the 2025 Annual Meetings for SITC and the American Association of Cancer Research (AACR).

Our PD-L1 ISAC utilizes a novel human anti-PD-L1 antibody conjugated to a next-generation TLR7/8 agonist payload via a non-cleavable linker. This ISAC leverages a unique mechanism of action due to its ability to target both tumor and immune cells that express PD-L1. Preclinical studies show that it can directly activate PD-L1-positive antigen-presenting cells resulting in the secretion of pro-inflammatory cytokines and stimulation of powerful T cell responses. In vivo, the PD-L1 ISAC elicits complete tumor regression and immunological memory in multiple syngeneic models. Mechanistic studies have demonstrated that our PD-L1 ISAC can generate complete responses in models where PD-L1 is only expressed on the immune cells, as well as in models where PD-L1 is only expressed on the tumor cells. We believe that this unique mechanism of action has the potential to overcome the limitations of current anti-PD-L1 therapies to expand the addressable target population as a monotherapy or potentially be utilized in combination with PD1 inhibitors.

BDC-3042, our first-in-class dectin-2 agonist antibody program, was developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study. In April 2025, we reported results from our dose escalation trial of BDC-3042, demonstrating a favorable safety profile, dose-dependent biologic activity, and monotherapy anti-tumor activity. BDC-3042 development is currently paused as we seek partnering or additional funding.

Our Corporate History and Team

Our company was founded in 2015 to develop and commercialize pioneering work from the Engleman Laboratory at Stanford University. We have assembled a highly qualified management team with experience in biopharmaceuticals, immunology, myeloid biology, and oncology drug development to execute on our mission.

Strategy

Our goal is to become a leading immuno-oncology company, leveraging our myeloid biology expertise and proprietary Boltbody ISAC approach to discover, develop, and commercialize transformative treatments to address key unmet medical needs in cancer. The key components of our strategy are to:

•
Develop our first-in-class, claudin 18.2-targeting ISAC BDC-4182 for the treatment of patients with gastric/gastroesophageal cancer. To our knowledge, BDC-4182 is the only claudin 18.2 ISAC in development. Based on our preclinical studies, we believe BDC-4182 has the potential to outperform cytotoxic ADCs. We are conducting a first-in-human dose escalation and expansion study with the goals of selecting a recommended phase 2 dose and demonstrating safety anti-tumor activity.
•
Leverage our Boltbody ISAC approach and myeloid expertise to develop a pipeline of immune-activating therapies. We have extensively investigated ISACs since our founding and have developed significant preclinical and clinical expertise regarding the biology of ISACs and the importance of the target, antibody and linker-payload. We will harness these learnings and our extensive toolbox of proprietary linker-payloads to optimize the therapeutic profile of our product candidates as part of our research and development efforts to elicit durable anti-tumor responses. We believe that our approach is applicable to a broad spectrum of tumor-associated antigens expressed on cancers, including cancers that are refractory to existing therapies.
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

Collaboration Agreements

In March 2019, we entered into a Joint Development and License Agreement with Toray Industries to develop and commercialize a Boltbody ISAC incorporating a proprietary Toray antibody targeting Caprin-1. Under the agreement, the parties granted each other co-exclusive licenses to certain patents and know-how covering their respective technologies and are responsible for development and regulatory activities pursuant to an agreed development plan. The collaboration includes cost-sharing and reimbursement arrangements customary for joint development collaborations.

In May 2021, we entered into a License and Collaboration Agreement with Genmab A/S to evaluate Genmab antibodies in combination with our immune-stimulating linker-payload technology for the discovery and development of next-generation ISACs. Under the collaboration, Genmab funds research and early development activities, and the parties have rights to exclusively develop or co-develop and exclusively commercialize resulting candidates. The collaboration provides for upfront consideration, research funding, potential milestone payments, and tiered royalties.

In August 2021, we entered into a License and Collaboration Agreement with Innovent Biologics to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise. In March 2024, we secured exclusive worldwide rights to BDC-4182 following the restructuring of the Innovent collaboration. Innovent and its affiliates are eligible to receive commercial and sales milestone payments as well as royalties on global net sales.

License Agreements

License Agreement with Stanford University

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

Under the Stanford Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize licensed products and we are also required to achieve certain development and/or regulatory milestones by certain dates, which can be extended a limited number of times upon the payment of a nominal fee. The Stanford Agreement continues until terminated. We may terminate the Stanford Agreement at any time for any reason by providing at least 30 days’ written notice to Stanford. Stanford may terminate the Stanford Agreement if we breach certain provisions of such Stanford Agreement, including the payment and development and/or regulatory milestone obligations, and fail to remedy such breach within 60 days after written notice of such breach by Stanford.

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

To our knowledge, BDC-4182 is the only ISAC targeting claudin18.2. There are numerous claudin 18.2-targeting agents in development that utilize different therapeutic approaches, including monoclonal antibodies such as zolbetuximab, ASKB-589, FG-M108, and TST001; ADCs such as ATG-022, AZD0901/CMG901, IBI-343, and LM-302; bispecific antibodies such as ASP2138, AZD5863, givastomig, IBI-389, and QLS31905; and cell therapies or CAR-Ts such as CT041, IBI-345, and TAC101-CLDN18.2.

Companies developing ISACs or TLR agonists could also be long-term competitors for our Boltbody ISAC platform technology. To the best of our knowledge, the only other ISACs in active clinical development are Pfizer’s PF-08046037, a PD-L1 antibody conjugated to a TLR-7 agonist, and Day One Biopharmaceuticals’ XMT-2056, a HER2-targeting antibody conjugated to a STING agonist. Turning to systemically administered TLR agonists, Eikon Therapeutics is developing EIK1001, a TLR 7/8 agonist. EIK1001 is in a Phase 3 study in combination with the PD-1 inhibitor pembrolizumab in melanoma and a Phase 2 study in combination with chemotherapy and pembrolizumab in non-small cell lung cancer. In preclinical studies, Boltbody ISACs have demonstrated greater effectiveness with differentiated biology compared to unconjugated TLR or STING agonists.

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

Many of our potential competitors have significantly greater financial resources and experience than we do. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our success is dependent upon the successful development and commercialization of our pipeline candidates, including demonstrating advantages versus competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any drug that we may develop. Our competitors also may be more successful than us in obtaining U.S. Food and Drug Administration, or the FDA, or other regulatory approvals for their drugs more rapidly than we may obtain approval for our pipeline candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Our commercial success depends in part on our ability to obtain, maintain and protect intellectual property and other proprietary rights for our current and future product candidates, and our Boltbody ISAC approach through a variety of methods, including seeking and maintaining patents intended to cover our Boltbody ISAC approach, our products and compositions, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We seek to develop technology and IP to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others and to prevent others from infringing, misappropriating or violating our intellectual property and proprietary rights. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and confidential information to develop and maintain our proprietary position.

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

As of December 31, 2025, we are maintaining 2 issued U.S. patents and 1 issued European patent that are solely owned by us and 3 issued U.S. patents and 1 issued European patent that we co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement. In addition, as of December 31, 2025, we are maintaining 64 pending patent applications in various countries (17 of which are pending in the U.S., and 3 of which are Patent Cooperation Treaty ("PCT") applications that have yet to enter the national phase in the U.S. and other countries) that we own or co-own with Stanford and for which Stanford has exclusively licensed its rights to us under the 2015 Stanford Agreement.

We are maintaining 2 issued U.S. patents, 1 pending U.S.patent application, and 4 pending foreign patent applications, which we solely own, directed to BDC-3042, our novel agonistic antibody targeting an immune-activating receptor expressed on TAMs known as Dectin-2 (CLEC6A). The issued patent and the pending U.S. and foreign patent applications, if issued, are expected to expire between 2041 and 2044, excluding any extension of patent term that may be available.

We are maintaining 2 pending U.S. patent applications, 18 pending foreign patent applications, and 1 pending PCT application that has yet to enter the national phase in the U.S. and other countries, which we solely own, directed to BDC-4182, our next-generation Boltbody ISAC clinical candidate targeting claudin 18.2. The pending U.S. and foreign patent applications, if issued, are expected to expire between 2040 and 2045, excluding any extension of patent term that may be available.

In addition, we are maintaining 3 issued U.S. patents, 14 pending U.S. patent applications, 2 issued foreign patents, 22 pending foreign patent applications, and 2 PCT applications that have yet to enter the national phase in the U.S. and other countries, which are directed to ISAC technology other than BDC-3042 and BDC-4182, including 3 issued U.S. patents, 1 pending U.S. patent application, and 1 issued foreign patent covering our previous lead product candidate trastuzumab imbotolimod and the use thereof, which we co-own with Stanford and have exclusively licensed under the 2015 Stanford Agreement. The issued patents and the pending U.S. and foreign patent applications, if issued, are expected to expire between 2035 and 2045 excluding any extension of patent term that may be available.

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

Government Regulation

Government authorities in the United States at the federal, state, and local level and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

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

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:

•
Phase 1 clinical trials generally involve a small number of subjects with the target disease, usually studying an escalating single dose or multiple doses of the product candidate. The primary purpose of Phase 1 trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, determine the dosing regimen(s) for subsequent investigations, and, if possible, early evidence of effectiveness.
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

The FDA reviews all submitted BLAs before it accepts them for filing and may request additional information. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA for a new molecular entity and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its PDUFA goal date.

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

International Regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations, including in Australia, South Korea and Taiwan, govern clinical trials, commercial sales, privacy and security of health information, and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA approval. The ability to conduct clinical trials or obtain commercial approval in one jurisdiction does not guarantee the ability to do so in other jurisdictions.

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
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education and Reconciliation Act, or collectively the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.
•
State and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.
•
State laws that require pharmaceutical companies to obtain certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; implement compliance programs, comply with certain compliance guidelines, or to track and report payments and other remuneration provided to healthcare providers; state laws that require the reporting of marketing expenditures or drug pricing; state laws that prohibit various marketing-related activities; and other federal, state laws that govern the privacy and security of health information.

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

While there have been executive judicial and congressional challenges to the ACA, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial and congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, or HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. There is no uniform policy for coverage and reimbursement in the United States and, coverage and reimbursement can differ significantly from payor to payor. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow the CMS’ decisions regarding coverage and reimbursement. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our product candidates. There can be no assurance that our product candidates will be considered medically necessary or cost-effective. In addition to third-party payors, professional organizations and patient advocacy groups such as the National Comprehensive Cancer Network and the American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. Therefore, it is possible that any of our product candidates, even if approved, may not be covered by third-party payors or the reimbursement limit may be so restrictive that we cannot commercialize the product candidates profitably.

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

The containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The pricing of drugs has been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We also expect to experience pricing pressures due to the trend towards managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues, and the potential profitability of our product candidates in those countries would be negatively affected.

Human Capital Resources

As of December 31, 2025, we had 23 employees, all of whom were full-time. Depending on the nature of their job, employees may have the flexibility to work remotely or out of our Redwood City office, laboratory and vivarium space. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good and we have not experienced any work stoppages.

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

Since inception in 2015, we have not generated any product revenue and have incurred significant operating losses. Our net losses were $33.4 million and $63.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $460.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. It could be at least several years, if ever, before we have product revenue from a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

In addition, because of the numerous risks and uncertainties associated with pharmaceutical products and development, we are unable to accurately predict the timing or amount of increased expenses and when, or if, we will be able to achieve profitability. Our expenses could increase and profitability could be further delayed if we decide to or are required by the FDA or other regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in the development or completion of any planned or future preclinical studies or clinical trials of our current and future product candidates. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing our current and future product candidates.

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

We have incurred net losses and negative cash flows from operations since our inception, with an accumulated deficit of $460.8 million and anticipate continuing to incur net losses for the foreseeable future. Under our current plan, we do not believe our cash and cash equivalents and marketable securities of $31.8 million as of December 31, 2025 will be sufficient to fund our operations through the next twelve months. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern.

Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of, and for the year ended, December 31, 2025, describing the existence of substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

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

In addition, we cannot guarantee that future financing will be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, whether equity or debt, or the market perception that such issuances are likely to occur, could cause the market price of our common stock to decline. If we are unable to obtain funding on a timely basis on acceptable terms, we may be required to delay, reduce or terminate one or more of our research and development programs or the commercialization of any product candidates that may be approved. This could harm our business and could potentially cause us to cease operations. Considering all of these factors, we believe that there is substantial doubt about our ability to continue to operate as a going concern within one year.

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

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $294.6 million and $351.1 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. We have federal NOL aggregating $290.2 million that are not subject to expiration. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOL carryforwards incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOL carryforwards in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards are suspended or otherwise limited, such as recent California legislation limiting the usability of NOL carryforwards for tax years beginning in 2020 and before 2022.

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

We have invested most of our efforts in developing our Boltbody ISAC approach, identifying potential product candidates and conducting preclinical studies. In May 2024, we announced the discontinuation of the development of our previous lead product candidate, trastuzumab imbotolimod because we determined that it was not efficacious enough to be a commercially viable treatment option for patients. We do not have any products that have received regulatory approval and may never be able to develop marketable product candidates. BDC-4182 is in the early stages of clinical development. We expect that a substantial portion of our efforts and expenses over the next several years will be devoted to the development of BDC-4182 and our collaborations. We cannot be certain that any of our other product candidates will receive regulatory approval or will be successfully commercialized even if they receive regulatory approval. The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and similar foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Failure to obtain regulatory approval for our product candidates will prevent us from commercializing and marketing our product candidates, or receiving royalty payments from our collaborators. The success of our product candidates will depend on several additional factors, including:

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

In addition, the clinical trial requirements of the FDA and other regulatory agencies and the criteria these regulators may use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

Our discovery and development of product candidates based on our Boltbody ISAC (immune-stimulating antibody conjugate) approach are unproven, which makes it difficult to predict the time and cost of product candidate development, and we do not know whether we will be able to develop any products of commercial value, or if competing technological approaches will limit the commercial value of our product candidates or render our platform obsolete.

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

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford products such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates and attract additional collaboration partners to invest in the development of our product candidates. Coverage under certain government programs, such as Medicare, Medicaid, the 340B drug pricing program and TRICARE, may not be available for certain of our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care services to contain or reduce costs of health care may adversely affect:

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of BDC-4182 and our other current and future product candidates.

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

We and our CROs and other vendors are required to comply with current good manufacturing practice, or cGMP, good clinical practice, or GCP, and good laboratory practice, or GLP, which are regulations and guidelines enforced by the FDA and any comparable foreign regulatory authorities for all of our product candidates in preclinical and clinical development. Regulatory authorities enforce these regulations through periodic inspections of trial sponsors, principal investigators, clinical trial sites and other contractors. Although we rely on CROs to conduct any current or planned GLP-compliant preclinical studies and GCP-compliant clinical trials and have limited influence over their actual performance, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If we or any of our CROs or vendors fail to comply with applicable regulations, the data generated in our preclinical studies and clinical trials may be deemed unreliable and the FDA or any comparable foreign regulatory agency may require us to perform additional preclinical studies and clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory agency, such regulatory agency will determine that all of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with products produced under cGMP requirements. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. There have been executive, judicial and congressional challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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
•
the U.S. federal legislation commonly referred to as Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
analogous state laws and regulations, including: state and local laws requiring certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction; state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•
foreign law equivalents of each of the laws, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Our success depends in significant part on our ability and the ability of our licensors and collaborators to obtain, maintain, enforce and defend patents and other intellectual property rights with respect to our product candidates and technology and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. We have licensed two patent estates from The Board of Trustees of the Leland Stanford Junior University, or Stanford. For more information, see “Business—License and Collaboration Agreements.” In addition, we have filed patent applications that are solely owned by us or co-owned by us with Stanford and for which Stanford has granted us an exclusive license to its rights. As of December 31, 2025, we have two issued U.S. patents that are solely owned by us and four issued U.S. patents and three issued foreign (Chinese Japanese, and Korean) patents that are co-owned with, and exclusively licensed to us by Stanford. Many of our patent applications that we own, co-own with Stanford, or have licensed from Stanford are U.S. provisional patent applications. A U.S. provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. With regard to such U.S. provisional patent applications, if we or our licensors do not timely file any non-provisional patent applications, we may lose our priority dates with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage.

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

As of December 31, 2025, we had 23 employees. As our clinical development progresses, we expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of research, clinical operations, regulatory affairs, general and administrative and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, and continue to recruit and train additional qualified personnel. Due to the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or unauthorized activities that violates (1) the laws and regulations of the FDA and other similar regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad and (4) laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product candidates, which could result in regulatory sanctions and serious harm to our reputation.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the Russia-Ukraine war, the conflict in the Middle East and tariffs imposed by the current U.S. administration have each created volatility in the global capital markets and may have further adverse consequences for the global economy, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Inflation can adversely affect us by increasing our costs, including salary costs. Any significant increases in inflation and related increase in interest rates could harm our business, results of operations and financial condition.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an “emerging growth company.” We could be an “emerging growth company” for up to five years (until December 31, 2026), although circumstances could cause us to lose that status earlier, including if the aggregate market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 (the end of our second quarter) before that time, in which case we would no longer be an “emerging growth company” as of the following December 31 (our year-end).

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

Our information technology department, supported by certain service providers, identifies, assesses and manages the Company’s cybersecurity threats and risks. Our information technology department (led by our Associate Director of IT Operations), identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, real-time monitoring of network events, subscribing to reports and services that identify cybersecurity threats, evaluating threats and actors reported to us, conducting scans of the threat environment, evaluating our and our industry’s risk profile, coordinating with law enforcement concerning threats when appropriate, conducting (and working with third parties, as appropriate) assessments and audits for internal and external threats and vulnerabilities, and using of external intelligence feeds.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Associate Director of IT Operations and our Principal Accounting Officer.

Our Associate Director of IT Operations is responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, reviewing security assessments and other security-related reports, and communicating key priorities to relevant personnel. Our Principal Accounting Officer is responsible for hiring appropriate personnel, helping prepare budgets, helping prepare for cybersecurity incidents, and approving certain cybersecurity processes.

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

The audit committee receives periodic written and verbal reports from our Principal Accounting Officer and directly from the information technology department concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented that are intended to address them. The audit committee also receives from the Associate Director of IT Operations various written reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.

Item 2. Properties.

Our headquarters are located in Redwood City, California, where we lease space in two locations totaling approximately 72,000 square feet, of which we have subleased approximately 26,000 square feet to third parties. Our lease expires in 2031. We believe that our headquarters and other offices are adequate for our current needs.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition or cash flows. We incorporate by reference into this Item our disclosures made in Note 6 to our Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Effective January 6, 2025, the listing of our common stock was transferred to the Nasdaq Capital Market from the Nasdaq Global Select Market and trades under the symbol "BOLT". Prior to February 5, 2021, there was no public market for our common stock.

Holders of Common Stock

On March 6, 2026, there were approximately 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form-10K for the period ended December 31, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

Our mission is to harness the power of the immune system to improve lives and eradicate cancer. This often means that our product candidates take new and unproven approaches to treating cancer. We believe that taking smart risks is critical to making breakthroughs. Our pipeline candidates are built on our deep expertise in myeloid biology and cancer drug development. Our various approaches use pattern recognition receptors expressed by the innate immune system to help the body eliminate tumor cells as part of a productive anti-cancer response. Our proprietary Boltbody™ Immune-Stimulating Antibody Conjugate, or ISAC, platform technology combines tumor-targeting antibodies with immune-stimulating linker-payloads. We believe this approach has the potential to create products that work with a patient’s own immune system, resulting in anti-cancer activity with acceptable tolerability. Having explored more than one thousand distinct linker-payloads and multiple tumor targets, we know the importance of both the linker-payload and the antibody and have developed a library of linker-payloads for use in our own development programs and in our collaborations.

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. BDC-4182 is supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced anti-tumor activity compared to cytotoxic antibody-drug conjugates, or ADCs, in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in November of 2025, 2024 and 2023. The first-in-human Phase 1 dose escalation trial of BDC-4182 is ongoing in subjects with gastric/gastroesophageal junction cancer.

BDC-3042, our first-in-class dectin-2 agonist antibody program, was developed to repolarize critical cells in the tumor microenvironment known as tumor associated macrophages (TAMs). Dectin-2 agonism changes these TAMs from tumor-supportive macrophages to tumor-destructive macrophages that elicit durable anti-tumor immune responses in preclinical models. In October 2023, we dosed the first patient with BDC-3042 in the Phase 1 dose-escalation study. In April 2025, we reported results from our dose escalation trial of BDC-3042, demonstrating a favorable safety profile, dose-dependent biologic activity, and monotherapy anti-tumor activity. BDC-3042 is available for partnering and we have paused its development.

In May 2024, we announced a strategic pipeline prioritization and restructuring plan pursuant to which we reduced overall operating expenses and discontinued development of trastuzumab imbotolimod, formerly known as BDC-1001, in order to focus on BDC-3042 and BDC-4182. The restructuring plan reduced our workforce by approximately 50 employees, or approximately 50% of our workforce. We incurred total restructuring charges of $3.6 million, including $2.9 million in one-time termination benefits, such as severance costs and related benefits, and $0.7 million in non-cash stock-based compensation expenses. The severance payments commenced in July 2024 and extended through July 2025.

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

In October 2025, we announced a restructuring plan pursuant to which we reduced our overall operating expenses in order to preserve cash. The restructuring plan included a reduction of our workforce by approximately 20 employees, or approximately 50% of our workforce. We incurred a restructuring charge of $1.5 million in one-time termination benefits, such as severance costs and related benefits. The reduction-in-force was complete by the end of 2025 and the associated charges were recorded in the fourth quarter of 2025. The severance payments commenced in October 2025 and are expected to extend through July 2026.

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaborations with Toray, Genmab, and Innovent. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies in combination with our immune-stimulating linker-payloads, with the goal of discovering and developing next-generation ISACs for the treatment of cancer. The research collaboration will evaluate multiple ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. In August 2021, we entered into an oncology research and development collaboration with Innovent to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. In March 2024, we secured exclusive worldwide rights to BDC-4182 following the restructuring of the Innovent collaboration. Innovent and its affiliates are eligible to receive commercial and sales milestone payments as well as royalties on global net sales. We expect our collaborations with Toray and Genmab to add additional novel ISACs to our pipeline.

We have incurred operating losses since our inception. Our net losses were $33.4 million and $63.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $460.8 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Components of Results of Operations

Revenue

To date, our only revenue has been collaboration revenue derived from our collaborations with Toray, Genmab, and Innovent. Collaboration revenue is derived primarily from upfront payments, research funding, and reimbursement of costs incurred as we perform research and development services under these agreements.

Under these collaborations, we provide research, development, and related services in support of the discovery and early-stage development of oncology product candidates. Revenue is recognized over time based on our progress toward satisfying performance obligations, which is generally measured using inputs such as labor hours incurred and third-party costs.

During the three months ended March 31, 2024, we recognized revenue related to a modification of our collaboration agreement with Innovent, which resulted in the recognition of previously deferred revenue associated with unsatisfied performance obligations.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through December 31, 2025, the majority of our third-party expenses were related to the research and development of trastuzumab imbotolimod, BDC-3042, BDC-4182 and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income in 2025 consists of income earned from miscellaneous activities not core to our business. Other income in 2024 consists of the one-time payment received from Innovent under our collaboration agreement.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024	Change
	(In thousands)
Collaboration revenue	$7,695	$7,690	$5
Operating expenses:
Research and development	28,533	57,469	(28,936)
General and administrative	13,795	18,457	(4,662)
Restructuring charges	1,480	3,343	(1,863)
Impairment charges	—	1,469	(1,469)
Total operating expenses	43,808	80,738	(36,930)
Loss from operations	(36,113)	(73,048)	36,935
Other income (expense), net:
Interest income, net	2,496	5,255	(2,759)
Other income (expense), net	241	4,675	(4,434)
Total other income (expense), net	2,737	9,930	(7,193)
Net loss	(33,376)	(63,118)	29,742
Net unrealized (loss) gain on marketable securities	(118)	60	(178)
Comprehensive loss	$(33,494)	$(63,058)	$29,564

Collaboration Revenue

Revenue was $7.7 million and $7.7 million for 2025 and 2024, respectively. Our revenue in 2025 was due to continued progress in our collaborations as we fulfill our performance obligations to our collaboration partners. Our revenue in 2024 was from revenue our collaboration agreement with Innovent as we satisfied our performance obligations, and continued progress in our other collaborations. We expect our collaboration revenue to vary from period to period and we may have periods of little to no activity depending on the development timeline and activities with our collaboration partners.

Research and Development Expenses

Research and development expenses decreased by $29.0 million from $57.5 million in 2024 to $28.5 million in 2025. The decrease was due to $9.8 million in lower personnel-related expenses due to a decrease in headcount as a result of our restructuring plans, $6.9 million in lower clinical expenses resulting from the discontinuation of trastuzumab imbotolimod clinical development, $4.9 million in lower research and development lab supplies and contract services expense, $4.5 million in lower facilities expenses, $2.6 million in lower manufacturing expenses related to lower raw material purchases and the timing of batch production of our product candidates and $0.5 million in lower office and travel expenses, offset by an increase of $0.4 million in consulting expenses.

General and Administrative Expenses

General and administrative expenses decreased by $4.7 million, from $18.5 million in 2024 to $13.8 million in 2025. The decrease was due to $4.9 million decrease in salary, bonus and related expenses as a result of our restructuring plans, a decrease of $0.8 million in lower consulting, professional services, marketing expenses, and public relations expenses primarily related to a decrease in legal expenses, and $1.0 million in lower office and travel expenses, offset by $2.3 million in higher facility expenses.

Restructuring Charges

Restructuring charges were $1.5 million in 2025, consisting of $1.5 million of one-time termination benefits such as severance costs and related benefits as a result of the October 2025 restructuring plan. Restructuring charges were $3.3 million in 2024, consisting of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense as a result of the May 2024 restructuring plan.

Impairment Charges

We had no impairment charges in 2025 and $1.5 million of impairment charges in 2024. In August 2020, we executed a non-cancellable lease agreement (the “Chesapeake Master Lease”), which consist of an existing lease and additional space, for its corporate office, laboratory and vivarium space in Redwood City, California. In December 2024, we initiated efforts to sublease part of our Chesapeake Master Lease, which represented a change in circumstances and constituted a triggering event. In response, we performed an impairment evaluation to assess the impact on the carrying value of our long-lived assets. Based on this evaluation, we determined that an impairment charge was required and recognized an impairment loss.

Other Income, Net

Interest Income, Net

Interest income was $2.5 million in 2025 and $5.3 million in 2024, respectively. The interest income, net was primarily comprised of interest income from marketable securities.

Other Income

Other income was $0.2 million in 2025 and $4.7 million in 2024. Other income in 2025 consists of income earned from miscellaneous activities not core to our business. Other income in 2024 consists of the one-time payment received from Innovent under our collaboration agreement.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $33.4 million and $63.1 million in 2025 and 2024, respectively, and negative cash flows from operations since our inception, with an accumulated deficit of $460.8 million, and we anticipate continuing to incur net operating losses and negative cash flows from operations for the foreseeable future. Under our current plan, we believe our cash and cash equivalents and marketable securities of $31.8 million as of December 31, 2025 may be sufficient to fund our operations into early 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Years Ended December 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(39,850)	$(61,289)
Investing activities	44,302	57,576
Financing activities	19	108
Net (decrease) increase in cash, cash equivalents and restricted cash	$4,471	$(3,605)

Operating Activities

Net cash used in operating activities was $39.9 million and $61.3 million for 2025 and 2024, respectively. Net cash used in operating activities for 2025 was due to our net loss of $33.4 million, adjusted for $5.6 million of non-cash charges and a $12.1 million change in operating assets and liabilities. The non-cash charges were comprised of $2.8 million for stock-based compensation, $2.5 million of non-cash lease-related expense, and $1.3 million for depreciation and amortization expense, partially offset by $0.7 million for accretion of discount on marketable securities and $0.3 million gain on sale of property and equipment. The change in net operating assets was primarily due to a $5.4 million decrease in accounts payable and accrued expenses, a $4.6 million decrease in deferred revenue, a $2.3 million decrease in operating lease liabilities, offset by a $0.1 million increase in our prepaid expense and other assets and $0.1 million increase in other long-term liabilities. Net cash used in operating activities for 2024 was due to our net loss of $63.1 million, adjusted for $10.3 million of non-cash charges and a $8.4 million change in operating assets and liabilities. The non-cash charges were comprised of $7.4 million for stock-based compensation, $2.3 million of non-cash lease-related expense, and $1.8 million for depreciation and amortization expense, offset by $2.6 million for accretion of discount on marketable securities. The change in net operating assets was due to a $4.9 million decrease in accounts payable and accrued expenses, a $4.7 million decrease in deferred revenue related to our collaboration agreements, a $1.4 million decrease in operating lease liabilities, offset by a $2.6 million increase in our prepaid expense and other assets.

Investing Activities

Net cash provided by investing activities was $44.3 million and $57.6 million in 2025 and 2024, respectively. The net cash provided by investing activities in 2025 was due to $72.4 million in maturities of marketable securities and $1.0 million in proceeds from sales of property and equipment, offset by $29.0 million in purchases of marketable securities. The net cash provided by investing activities for the same period in 2024 was due to $146.3 million maturities of marketable securities, offset by $88.9 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $20,000 and $0.1 million for 2025 and 2024, respectively. The net cash provided by financing activities for 2025 was due to net proceeds from the issuance of common stock from our employee stock purchase plan. The net cash provided by financing activities in 2024 was due to the net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities may be sufficient to fund our operations into early 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the filing of this Annual Report.

See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our assessment. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements, as of and for the year ended, December 31, 2025, describing the existence of substantial doubt about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

Collaboration Agreements

We maintain multiple research and development collaboration agreements that provide for ongoing development activities and include commitments related to the funding and execution of research, development, and regulatory activities.

In March 2019, we entered into a Joint Development and License Agreement with Toray Industries to develop and commercialize a Boltbody ISAC incorporating a proprietary Toray antibody targeting Caprin-1. Under the agreement, the parties granted each other co-exclusive licenses to certain patents and know-how covering their respective technologies and are responsible for development and regulatory activities pursuant to an agreed development plan. The collaboration includes cost-sharing and reimbursement arrangements customary for joint development collaborations.

In May 2021, we entered into a License and Collaboration Agreement with Genmab A/S to evaluate Genmab antibodies in combination with our immune-stimulating linker-payload technology for the discovery and development of next-generation ISACs. Under the collaboration, Genmab funds research and early development activities, and the parties have rights to exclusively develop or co-develop and exclusively commercialize resulting candidates. The collaboration provides for upfront consideration, research funding, potential milestone payments, and tiered royalties.

In August 2021, we entered into a License and Collaboration Agreement with Innovent Biologics to leverage Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with our Boltbody ISAC technology and myeloid biology expertise. In March 2024, we secured exclusive worldwide rights to BDC-4182 following the restructuring of the Innovent collaboration. Innovent and its affiliates are eligible to receive commercial and sales milestone payments as well as royalties on global net sales.

We include more detail on our collaboration agreements in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

License Agreements

License Agreement with Stanford University

In May 2015, we entered into a license agreement with Stanford, pursuant to which Stanford granted us an exclusive license to certain inventions. Under this agreement, we are obligated to pay annual license maintenance fees, which are nominal and will be creditable against any royalties payable to Stanford under such agreement in the applicable year. We are required in each agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product under such agreement that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. We also agreed the license agreement to pay Stanford tiered royalties on our and our sublicensees’ net sales of licensed products, at low single-digit percentage rates, subject to certain customary reductions. Our royalty obligations continue for the term of the license agreement, and we are required to pay royalties on any licensed products made, used, imported or offered for sale during the term of such agreement but sold after the term of the agreement. In addition, we are obligated in the license agreement to pay Stanford a sub-teen double digit to low teen double-digit percentage, based on the date of sublicensing, of certain consideration we receive as a result of granting sublicenses to the licensed patents. Pursuant to the license agreement, we will reimburse Stanford’s patent expenses, including reasonable costs incurred in assisting us with prosecuting and maintaining licensed patents.

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

The Black-Scholes option pricing model requires the use of subjective assumptions, including the risk-free interest rate, the expected stock price volatility, the expected term of stock options, the expected dividend yield and the fair value of the underlying common stock on the date of grant. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in 2025 and 2024.

In 2025 and 2024, stock-based compensation expense related to stock options was $2.8 million and $7.4 million, respectively. As of December 31, 2025, the unrecognized stock-based compensation expense related to stock options was $0.8 million and is expected to be recognized as expense over a weighted-average period of approximately 1.8 years.

Emerging Growth Company and Smaller Reporting Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an "emerging growth company" may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We will cease to be an emerging growth company as of December 31, 2026.

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

Net Operating Loss (NOL) and Research and Development Carryforwards and Other Income Tax Information

As of December 31, 2025, we had federal and state net operating loss, or NOL, carryforwards of $294.6 million and $351.1 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. Federal NOL carryforwards aggregating $290.2 million are not subject to expiration.The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. The federal NOL carryforwards not subject to expiration are available to offset up to 80% of taxable income each year indefinitely. The state NOL carryforwards will begin to expire in 2035, unless previously utilized. As of December 31, 2025, we also had federal and state research credit carryforwards of $12.3 million and $7.0 million, respectively. The federal research and development tax credit carryforwards expire beginning in 2038 unless previously utilized, and the state research and development tax credit carryforwards do not expire. We have established valuation allowances against our NOLs and research and development credits due to the uncertainty surrounding the realization of these assets. We file tax returns in the U.S. and California. We are not currently under examination in any of these jurisdictions and all its tax years remain effectively open to examination due to NOL carryforwards.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

BOLT BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bolt Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bolt Biotherapeutics, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operations since inception, has an accumulated deficit and anticipates continuing to incur net operating losses and negative cash flows from operations for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 12, 2026

We have served as the Company’s auditor since 2019.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$11,703	$7,205
Short-term investments	15,802	40,118
Restricted cash	200	784
Prepaid expenses and other current assets	2,555	2,707
Total current assets	30,260	50,814
Property and equipment, net	1,245	3,139
Operating lease right-of-use assets	19,230	21,756
Restricted cash, non-current	1,538	981
Long-term investments	4,337	22,880
Other assets	138	62
Total assets	$56,748	$99,632

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,443	$1,507
Accrued expenses and other current liabilities	3,717	9,083
Deferred revenue	449	3,015
Operating lease liabilities	2,826	2,251
Total current liabilities	8,435	15,856
Operating lease liabilities, net of current portion	20,132	22,958
Deferred revenue, non-current	1,544	3,620
Other long-term liabilities	132	—
Total liabilities	30,243	42,434
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at December 31, 2025 and 2024; 1,920,566 and 1,916,943 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	487,305	484,504
Accumulated other comprehensive gain	(21)	97
Accumulated deficit	(460,779)	(427,403)
Total stockholders' equity	26,505	57,198
Total liabilities and stockholders' equity	$56,748	$99,632

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Collaboration revenue	$7,695	$7,690
Operating expenses:
Research and development	28,533	57,469
General and administrative	13,795	18,457
Restructuring charges	1,480	3,343
Impairment charges	—	1,469
Total operating expense	43,808	80,738
Loss from operations	(36,113)	(73,048)
Other income (expense), net:
Interest income, net	2,496	5,255
Other income, net	241	4,675
Total other income, net	2,737	9,930
Net loss	(33,376)	(63,118)
Net unrealized (loss) gain on marketable securities	(118)	60
Comprehensive loss	$(33,494)	$(63,058)
Net loss per share, basic and diluted	$(17.85)	$(33.06)
Weighted-average shares outstanding, basic and diluted	1,869,924	1,909,225

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	1,905,750	$—	$476,989	$37	$(364,285)	$112,741
Issuance of common stock upon vesting of restricted stock units	2,032	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	9,161	—	108	—	—	108
Stock-based compensation	—	—	7,407	—	—	7,407
Unrealized gain on available-for-sale investments	—	—	—	60	—	60
Net loss	—	—	—	—	(63,118)	(63,118)
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Issuance of common stock under employee stock purchase plan	3,623	—	19	—	—	19
Stock-based compensation	—	—	2,782	—	—	2,782
Unrealized loss on available-for-sale investments	—	—	—	(118)	—	(118)
Net loss	—	—	—	—	(33,376)	(33,376)
Balance at December 31, 2025	1,920,566	$—	$487,305	$(21)	$(460,779)	$26,505

See accompanying notes to the consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,376)	$(63,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,291	1,781
Stock-based compensation expense	2,782	7,407
Accretion of discount on marketable securities	(670)	(2,615)
Gain on sale of fixed assets	(288)	(70)
Asset impairment	—	1,469
Non-cash lease expense	2,526	2,297
Changes in operating assets and liabilities:
Prepaid expenses and other assets	76	2,571
Accounts payable and accrued expenses	(5,430)	(4,883)
Operating lease liabilities, net	(2,251)	(1,412)
Deferred revenue	(4,642)	(4,673)
Other long-term liabilities	132	(43)
Net cash used in operating activities	(39,850)	(61,289)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(72)	(41)
Proceeds from sales of property and equipment	963	148
Purchases of marketable securities	(29,016)	(88,855)
Maturities of marketable securities	72,427	146,324
Net cash provided by investing activities	44,302	57,576
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19	108
Net cash provided by financing activities	19	108
NET INCREASE (DECREASE) IN CASH	4,471	(3,605)
Cash, cash equivalents and restricted cash at beginning of year	8,970	12,575
Cash, cash equivalents and restricted cash at end of period	$13,441	$8,970
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,703	$7,205
Restricted cash	1,738	1,765
Total cash, cash equivalents and restricted cash	$13,441	$8,970
Supplemental schedule of non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$—	$6,402

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The financial statements for the fiscal years ended December 31, 2025 and 2024 are consolidated and include the accounts of the Company and its subsidiary.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). The Company did not hold any assets or generate revenue during and as of the years ended December 31, 2025 and 2024. All intercompany balances and transactions have been eliminated on consolidation.

Out-of-Period Adjustment

On August 7, 2020, the Company executed a non-cancellable lease agreement (the “Chesapeake Master Lease”) for its corporate office, laboratory and vivarium space in Redwood City, California. During the year ended December 31, 2024, the Company recorded an out-of-period adjustment related to an error in lease accounting that occurred in fiscal year 2020 and which was identified during the close process in December 2024. This adjustment corrected an understatement of operating lease right-of-use asset of $6.4 million and an understatement of operating lease liabilities of $6.8 million as of December 31, 2024. Additionally, this adjustment resulted in a cumulative impact of $0.4 million in total rent expense, of which $0.3 million is related to research and development expense and $0.1 million is related to general and administrative expense, recorded in the year ended December 31, 2024 which related to prior periods. The Company assessed the materiality of this adjustment on the previously issued annual financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the out-of-period adjustments were not material to the annual financial statements for the year ended December 31, 2024.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit of $460.8 million and anticipates continuing to incur net operating losses and negative cash flows from operations for the foreseeable future. Under the Company's current plan management believes its cash and cash equivalents and marketable securities of $31.8 million as of December 31, 2025 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these financial statements. The Company believes that this raises substantial doubt about its ability to continue as a going concern within one year after the issuance of the consolidated financial statements.

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

Reverse Stock Split

On June 6, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its common stock. The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such stock. In addition, the shares available for grants under the Company’s equity incentive plans and employee stock purchase plan were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. At December 31, 2025 and 2024, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted primarily of bank deposits and money market funds which were unrestricted as to withdrawal or use.

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

Restricted Cash

As of December 31, 2025 and 2024, the Company had short-term and long-term restricted cash deposited with a financial institution. The restricted cash is held in separate bank accounts to support letter of credit agreements related to the Company’s facility leases which expire in 2031 (see Note 6) and corporate credit card program.

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

To date, all of the Company’s revenue has been derived from its collaboration agreements, see Note 5.

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

Research and Development Tax Incentive

The Company is eligible to receive a cash refund from the Australian Taxation Office for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “R&D Tax Incentive”). The R&D Tax Incentive is recognized as a reduction to R&D expense when the relevant expenditure has been incurred, the amount can be reliably measured and it is probable that the R&D Tax Incentive will be received. The Company has not recorded any reductions to R&D expense under the R&D Tax Incentive as it is not reasonably assured that the criteria have been met. The Company has not received any cash refunds under this program.

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

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets (“ROU assets”) which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate is estimated based on the Company's estimated credit rating and available market information for borrowings with similar terms and economic characteristics. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the balance sheets.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources, including unrealized gains and losses on marketable securities. The Company incurred a net unrealized loss on marketable securities of $0.1 million and a net unrealized gain $0.1 million during the years ended December 31, 2025 and 2024, respectively.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the effective tax rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied on a prospective or retrospective basis. The Company adopted the ASU retrospectively for the period ending December 31, 2025, and it affects only its disclosures and does not impact the results of operations or financial condition.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient permitting all entities to assume that current conditions as of the balance sheet date will remain unchanged for the life of the asset when estimating expected credit losses under ASC 606. For entities other than public business entities, the ASU also allows an accounting policy election to consider cash collections received after the balance-sheet date in their estimates. An entity that makes this election must disclose the date through which subsequent collections are evaluated. The ASU is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company adopted the ASU retrospectively for the period ending December 31, 2025, and it has no impact on its disclosures and does not impact the results of operations or financial condition.

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

During the years ended December 31, 2025 and 2024, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the years ended December 31, 2025 and 2024.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$5,334	$6	$—	$5,340
U.S. treasury securities	991	1	—	992
Other agency securities	995	—	—	995
Commercial paper	7,682	1	—	7,683
Corporate debt securities	5,128	1	—	5,129
Total	$20,130	$9	$—	$20,139

	December 31, 2024
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$19,998	$46	$(10)	$20,034
U.S. treasury securities	14,346	18	—	14,364
Commercial paper	2,079	3	—	2,082
Corporate debt securities	26,478	46	(6)	26,518
Total	$62,901	$113	$(16)	$62,998

As of December 31, 2025, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of December 31, 2025, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024, respectively:

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$1,003	$—	$4,337	$—	$5,340	$—
U.S. treasury securities	992	—	—	—	992	—
Other agency securities	995	—	—	—	995	—
Commercial paper	7,683	—	—	—	7,683	—
Corporate debt securities	5,129	—	—	—	5,129	—
Total	$15,802	$—	$4,337	$—	$20,139	$—

	December 31, 2024
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$18,034	$(10)	$20,034	$(10)
U.S. treasury securities	10,382	—	3,982	—	14,364	—
Commercial paper	2,082	—	—	—	2,082	—
Corporate debt securities	14,710	—	11,808	(6)	26,518	(6)
Total	$29,174	$—	$33,824	$(16)	$62,998	$(16)

Accrued interest receivable on available-for-sale securities were $0.1 million and $0.3 million at December 31, 2025 and 2024, respectively, which are recorded in cash and cash equivalents line item on the Company's balance sheets. The Company has not written off any accrued interest receivables for the years ended December 31, 2025 and 2024.

At December 31, 2025 and 2024, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,755	$7,755	$—	$—
Asset-backed securities	5,340	—	5,340	—
U.S. treasury securities	992	992	—	—
Other agency securities	995	—	995	—
Commercial paper	7,683	—	7,683	—
Corporate debt securities	5,129	—	5,129	—
Total	$27,894	$8,747	$19,147	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$5,620	$5,620	$—	$—
Asset-backed securities	20,034	—	20,034	—
U.S. treasury securities	14,364	12,379	1,985	—
Commercial paper	2,082	—	2,082	—
Corporate debt securities	26,518	—	26,518	—
Total	$68,618	$17,999	$50,619	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$7,888	$9,745
Office equipment	386	386
Leasehold improvements	358	286
Total property and equipment	8,632	10,417
Less accumulated depreciation and amortization	(7,387)	(7,278)
Total	$1,245	$3,139

Depreciation expense related to property and equipment was $1.3 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

Sale of Property and Equipment, net

During the year ended December 31, 2025, the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of $1.0 million and incurred a gain on disposal of $0.3 million.

Prepaids and Other Current Assets and Other Non-current Assets

Prepaids and other current assets and other non-current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaids and other current assets:
Cloud computing arrangement implementation costs	$175	$55
Prepaid software	365	501
Prepaid rent	564	532
Other receivables, net	973	1,165
Other prepaids and other current assets	478	454
Prepaids and other current assets	$2,555	$2,707
Other non-current assets
Cloud computing arrangement implementation costs - non-current	$137	$51
Other non-current assets	1	11
Other non-current assets	$138	$62

As of December 31, 2025 and 2024, cloud computing arrangement implementation costs consisted of deferred costs of zero and zero, respectively, and associated accumulated amortization of $0.2 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development	$1,043	$3,761
Accrued compensation	1,642	4,203
Accrued restructuring charges	744	739
Accrued other	288	380
Total	$3,717	$9,083

5. Collaborations

Joint Development and License Agreement with Toray Industries, Inc. (“Toray”)

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2025 and 2024, receivables of $45,000 and $7,500 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2025, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2024, contract liabilities totaling $0.9 million at period-end were recorded in deferred revenue with $0.4 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2023	$1,502
Addition—amount billed or accrued for research and development services	317
Revenue recognized	(914)
Balance at December 31, 2024	905
Addition—amount billed or accrued for research and development services	228
Revenue recognized	(313)
Balance at December 31, 2025	$820

The Company recorded $0.3 million and $0.9 million revenue during the years ended December 31, 2025 and 2024, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

Oncology Research and Development Collaboration with Genmab A/S (“Genmab”)

In May 2021, the Company entered into a License and Collaboration Agreement (the “Genmab Agreement”) with Genmab A/S (“Genmab”). Together, the companies will evaluate Genmab antibodies in combination with the Company’s ISAC technology, with the goal of discovering and developing next-generation ISACs for the treatment of cancer. Under this research collaboration, the companies evaluated multiple ISAC concepts to identify up to three clinical candidates for development. Genmab will fund the research, along with the preclinical and clinical development of these candidates through initial clinical proof of concept. Under the Genmab Agreement, the Company received an upfront payment of $10.0 million. The Company determined that the Genmab Agreement is a contract with a customer and should be accounted for under ASC 606. In conjunction with the Genmab Agreement, the Company entered into a stock purchase agreement (the “Genmab SPA”) for the issuance of 41,052 shares of the Company’s common stock to Genmab for a total purchase price of $15.0 million. These contracts have been evaluated together and the consideration in excess of the fair value of the common stock of $1.4 million has been allocated to the Genmab Agreement and included in the total consideration for collaboration revenue.

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $12.4 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of December 31, 2025 and December 31, 2024, receivables of $0.6 million and $0.8 million, respectively, related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of December 31, 2025, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.1 million in current liabilities and $1.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2024, contract liabilities totaling $5.7 million were recorded in deferred revenue with $2.6 million in current liabilities and $3.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

In 2024, as part of the Company’s ongoing collaboration with Genmab, the Company reassessed the related variable consideration. In alignment with the Company’s latest forecast and strategic objectives, Genmab agreed to take on an increased share of the activities originally planned as joint efforts, further optimizing resource allocation and enhancing operational efficiency. As a result, the Company’s variable consideration was significantly reduced, impacting the recognized revenue for the year ended December 31, 2024. The Company’s previously recognized revenue was not subject to reversal; however, the Company adjusted its forward-looking revenue projections accordingly. While this resulted in no recognized revenue in the three-month period ending December 31, 2024, the Company continued to perform services under the Genmab collaboration agreement during the year ended December 31, 2025.

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2023	$6,664
Addition—amount billed for research and development services	2,369
Revenue recognized	(3,303)
Balance at December 31, 2024	5,730
Addition—amount billed for research and development services	2,825
Revenue recognized	(7,382)
Balance at December 31, 2025	$1,173

The Company recorded $7.4 million and $3.3 million in revenue earned during the years ended December 31, 2025 and 2024, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for agreed research and development services and third party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

The Company expects its collaboration revenue to vary from period to period and the Company may have periods of little to no activity depending on the development timeline and activities with our collaboration partners. The Company's BDC-4182 ongoing clinical trial is expected to provide insights that may be relevant to its current collaboration with Genmab and as a result, the Company does not expect to perform additional research and development activities until the companies evaluate the impact of the BDC-4182 clinical trial results. The Company remains committed to executing on this agreement and will continue to reassess its revenue recognition estimates as new information becomes available.

Oncology Research and Development Collaboration with Innovent Biologics, Inc. (“Innovent”)

In March 2024, the Company entered into an amended and restated license and collaboration agreement with Innovent Biologics, Inc. (the “Amended Innovent Agreement”), which amended the original license and collaboration agreement with Innovent Biologics, Inc. ("Innovent") dated August 25, 2021 (the “Original Innovent Agreement”). Under the Original Innovent Agreement, the Company and Innovent leveraged Innovent’s proprietary therapeutic antibody portfolio and antibody discovery capability against undisclosed oncology targets in combination with the Company's Boltbody ISAC technology and myeloid biology expertise to create new candidates for cancer treatments. Innovent funded the initial research, along with the preclinical development of these candidates through the contract modification date. Under the Original Innovent Agreement, the Company received an upfront payment of $5.0 million and was compensated for research and development services, including third-party costs and employee utilization.

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

The following table presents changes in the Company’s contract liability (in thousands):

Balance at December 31, 2023	$3,142
Addition—amount billed for research and development services	331
Revenue recognized	(3,473)
Balance at December 31, 2024	—

The Company had no contract liability balance as of December 31, 2025 and 2024, respectively. The Company had zero and $3.4 million revenue earned during the years ended December 31, 2025 and 2024, respectively, based on services performed to satisfy the performance obligation under the Innovent collaboration during the periods.

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

Sublease Arrangements

A sublease agreement to sublease 10,500 square feet commenced in June 2021 and amended in August 2022 to expand the subleased premises to 11,655 square feet in the first year and further increase to 13,743 square feet in the second year. In addition, the expiration date of the second sublease was also amended to the expiration date of the Chesapeake Master Lease. The sublease has an early termination option under which both the Company and the sublessee have the right to terminate the sublease prior to the expiration date by providing at least fifteen months written notice to the other party. The subtenant does not have an option to extend the sublease term. Rent for this sublease is subject to scheduled annual increases and the subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement.

On March 10, 2025, the Company entered into another sublease agreement under its Chesapeake Master Lease to sublease 11,773 square feet. The Company’s sublease term expires thirty-six months from the commencement date, with options for renewal. The sublessee has a one-time right to terminate the sublease agreement no earlier than twenty-four months after the commencement date by providing at least nine months written notice to the other party. The subtenant is responsible for certain operating expenses and taxes throughout the term under the sublease agreement. On August 4, 2025, the Company entered into an amendment to this sublease agreement to increase the subtenant's sublease square feet to 11,975 and to increase the subtenant's base rent for the premises. All other terms in the agreement remained the same.

Sublease income from both agreements was approximately $1.4 million and $0.8 million for each of the years ended December 31, 2025 and 2024.

Finance right-of-use leases used to finance capital equipment, such as printers or ozone generators, were immaterial as of December 31, 2025 and 2024,

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2025 were 5.4 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2024 were 6.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.5 million and $1.6 million and is recorded as restricted cash on the balance sheet as of December 31, 2025 and 2024, respectively.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Total operating lease cost	$4,005	$4,922

Supplemental cash flow information related to leases was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating cash flows from operating leases	$5,122	$4,886

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of December 31, 2025 (in thousands):

	Operating Leases	Sublease Income
2026	$5,399	$1,500
2027	5,584	338
2028	5,775	—
2029	5,974	—
2030	6,179	—
Thereafter	2,610	—
Total lease payments	31,521	1,838
Less interest	(8,563)	—
Total	$22,958	$1,838

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

The carrying value of the asset grouping was compared to its estimated fair value. The analysis measured the undiscounted cash flows over the remaining lease term, by utilizing key market based assumptions such as rent, lease terms, commissions and fees, and a discount rate. It also considered current market lease rates and applied a discount rate of 8.0%. These represented Level 3 nonrecurring fair value measurements. Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $1.5 million on the right-of-use assets, disclosed as a separate line item on the consolidated income statement, during the year ended December 31, 2024.

In December 2025, the Company conducted an impairment assessment following its October 2025 announcement and restructuring plan. As part of this evaluation, the Company assessed whether this event constituted a triggering event that could impact the carrying value of its long-lived assets. The Company concluded that a triggering event had occurred but determined that no impairment charge was necessary.

License and Equity Agreement

In May 2015, the Company entered into a license agreement (as amended, the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”). The Stanford Agreement provides the Company exclusive licenses to certain inventions. As consideration, the Company issued Stanford shares of its common stock and a limited right to purchase equity in future financing. Dr. Edgar G. Engleman, a founder and member of the board of directors of the Company, who is a professor at Stanford, was issued shares of common stock as part of the Company’s Series A financing in September 2016. As a result of Dr. Engleman’s board service and affiliation with Stanford,

Stanford and Dr. Engleman were previously considered related parties. Additionally, the Company is required by the Stanford Agreement to make milestone payments up to an aggregate of $0.4 million for the first licensed product that meets certain patent issuance, clinical and regulatory milestones, and an additional milestone payment of $0.2 million for each additional regulatory approval. The Company also agreed in the Stanford Agreement to pay Stanford tiered royalties on the Company’s and its sublicensees’ net sales of licensed products, if any, at low single-digit percentage rates, subject to certain reductions. Dr. Engleman is entitled to receive a share of any royalties that the Company pays to Stanford under the Stanford Agreement with respect to the covered intellectual property. In May 2024, Dr. Engleman resigned from the board of directors of the Company. As a result, Stanford and Dr. Engleman are no longer considered related parties as of the date of his resignation. No royalty payments have been made to date.

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of December 31, 2025, the Company did not have any material indemnification claims that were probable or reasonably possible and consequently had not recorded related liabilities.

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

7. Restructuring

May 2024 Restructuring

On May 14, 2024, the Company announced a strategic pipeline prioritization and restructuring plan pursuant to which it reduced overall operating expenses and discontinued developing trastuzumab imbotolimod in order to focus on the Company’s Phase 1 asset, BDC-3042, a dectin-2 agonist antibody, and the Company's next generation ISAC platform including new clinical candidate, BDC-4182, a Boltbody ISAC targeting claudin 18.2. The restructuring plan reduced the Company’s workforce by approximately 50%. The Company recorded a total restructuring charge of $3.6 million, which consisted of $2.9 million of one-time termination benefits such as severance costs and related benefits and $0.7 million of non-cash stock-based compensation expense. Cash payments of $0.7 million were made during the year ended December 31, 2025. Severance payments commenced in July 2024 and extended through July 2025. The following table provides details on the Company's restructuring and other charges (in thousands):

Balance at December 31, 2024	$739
Adjustments in the period	(54)
Cash payments	(685)
Balance at December 31, 2025	$—

In June 2024, the Company assessed whether the restructuring plan constituted a triggering event indicating potential impairment of its long-lived assets, including operating lease right-of-use assets and property and equipment. Based on this evaluation, the Company determined that while impairment indicators were present, no impairment charge was necessary at that time.

October 2025 Restructuring

On October 1, 2025, the Company announced a restructuring plan pursuant to which it reduced overall operating expenses to preserve cash. The restructuring plan included a reduction of the Company’s current workforce by approximately 20 employees, or approximately 50% of the Company’s workforce. The Company recorded a total restructuring charge of $1.5 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The Company expects that the $1.5 million represents the total restructuring charges to be incurred in connection with the plan and does not anticipate incurring any additional material charges.

The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, October 2025	$1,480
Adjustments in the period	49
Cash payments	(785)
Balance at December 31, 2025	$744

In December 2025, the Company assessed whether the October 2025 restructuring plan constituted a triggering event indicating potential impairment of its long-lived assets, including operating lease right-of-use assets and property and equipment. Based on this evaluation, the Company determined that although impairment indicators were present, no impairment charge was necessary at that time.

8. Common Stock

Shelf Registration and At-The-Market Equity Offering

On March 30, 2022, the Company filed a shelf registration statement on Form S-3 (the "Registration Statement"). Pursuant to the Registration Statement, the Company may offer and sell securities having an aggregate public offering price of up to $250.0 million. In connection with the filing of the Registration Statement, the Company also entered into a sales agreement with Cowen and Company, LLC ("Cowen"), as sales agent or principal, pursuant to which the Company may issue and sell shares of its common stock for an aggregate offering price of up to $75.0 million under an at-the-market (the “ATM”) offering program. Pursuant to the ATM, the Company will pay Cowen a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock. The Company is not obligated to make any sales of shares of its common stock under the ATM. Subsequently, the ATM expired as of March 29, 2025. As of December 31, 2025 and 2024, no shares of the Company's common stock had been sold under this ATM.

Common Stock Reserved for Future Issuance

The following shares of common stock were reserved for future issuance:

December 31, 2025
Common stock options issued and outstanding	459,775
Common stock restricted stock awards issued and outstanding	249,500
Common stock available for future issuance under the 2021 Plan	54,490
Common stock available for future issuance under the ESPP	54,230
Total	817,995

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,169 shares on January 1, 2025. During the years ended December 31, 2025 and 2024, 3,623 and 9,161 shares were issued under the ESPP, respectively.

Performance and Service-Based Stock Options

In September 2020, the compensation committee of the Company’s board of directors granted 26,300 options to employees that would commence vesting upon the closing of the Series C-2 financing and generally vest monthly over 48 months (the “Performance Awards”). The Company recognizes expense based on the fair value of the Performance Awards over the estimated service period (under the graded vesting method) to the extent the achievement of the related performance criteria is estimated to be probable. The Company determined that the financing milestone was achieved during January 2021. Accordingly, the Company recognized stock-based compensation expenses related to the Performance Awards of approximately zero and $35,000 for the years ended December 31, 2025 and 2024, respectively. The weighted-average grant date fair value of the Performance Awards was $64.80 per share.

The following table summarizes the stock option activity during the year ended December 31, 2025:

	Options Outstanding	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (in years)	Weighted-average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	571,308	$50.09	5.7		$—
Granted	130,963	$6.95		$5.14
Exercised	—
Canceled/forfeited	(242,496)	$36.84
Outstanding at December 31, 2025	459,775	$6.93	6.1		$12
Exercisable at December 31, 2025	354,334	$7.37	5.2		$9
Vested or expected to vest at December 31, 2025	459,775	$6.93	6.1		$12

The intrinsic value of options exercised was zero for both years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, there was approximately $0.8 million of unrecognized stock-based compensation related to unvested stock options, which the Company expects to recognize over a weighted-average period of 1.8 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Years Ended December 31,
	2025	2024
Expected volatility	87-91%	98-105%
Risk-free interest rate	3.8-4.2%	3.7-4.7%
Expected option life (in years)	5.2-6.1	5.2-6.1
Expected dividend yield	—%	—%
Fair value per share of common stock	$5.44 - $9.76	$11.22-$25.40

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2025	2024
Research and development	$1,162	$3,152
General and administrative	1,620	4,255
Total	$2,782	$7,407

Repricing of Stock Options

On December 12, 2025, the Board of Directors of the Company approved amendments to certain outstanding stock options to purchase shares of the Company’s common stock to reduce the per-share exercise price of such options to the closing price of the Company’s common stock on the Nasdaq Capital Market on December 12, 2025, which was $5.44 (the “Repricing”).

The Repricing applied to (i) outstanding stock options granted under the Company’s 2015 Equity Incentive Plan that were held by eligible employees and service providers who affirmatively consented to the Repricing and (ii) outstanding stock options granted under the Company’s 2021 Equity Incentive Plan, which were repriced without requiring participant consent (collectively, the “Eligible Options”). The Eligible Options included options held by certain executive officers and non-employee directors. Only options with an exercise price per share greater than $5.44 immediately prior to the Repricing were eligible to participate.

Except as described below, the Eligible Options remain subject to their original terms and conditions following the Repricing, including the number of shares underlying the options, vesting schedules and expiration dates. With respect to Eligible Options that were incentive stock options (“ISOs”), the Repricing resulted in the following consequences under U.S. federal income tax rules governing ISOs: (i) the two-year holding period for ISO qualification restarted on the date of the Repricing, and (ii) the $100,000 annual ISO exercisability limitation was recalculated as of the Repricing Date. To the extent the aggregate fair market value of shares underlying ISOs that first become exercisable in any calendar year exceeds $100,000 (determined based on the applicable exercise prices), the portion of such options in excess of the limit will be treated as non-statutory stock options.

As of the date of the Repricing, the total number of shares underlying all Eligible Options was approximately 438,000 shares. For the year ended December 31, 2025, the Company recognized incremental stock-based compensation expense totaling $0.5 million associated with the Repricing, which is included in research and development and general and administrative expense on the statement of operations. The change was treated as a modification under ASC 718, Stock Compensation, in which the fair value of the Eligible Options was remeasured at the modification date and compared to the fair value of the modified award immediately prior to the modification, with the difference resulting in incremental stock-based compensation expense. The incremental stock-based compensation expense was calculated using the Black-Scholes option-pricing model.

Restricted Stock Units

In December 2021, the Company issued 16,800 restricted stock units ("RSUs") under the 2021 Plan at a grant date fair value of $90.20 per share. These RSUs vested in equal quarterly installments over three years, subject to the employee's continued employment with, or services to, the Company on each vesting date. Each RSU represented the right to receive one share of the Company's common stock if the applicable vesting conditions were satisfied. As of December 31, 2024, all such RSUs had vested and the shares thereunder issued.

In October 2025, the Company issued 249,500 RSUs under the 2021 Plan at a grant date fair value of $5.61 per share. These RSUs vest on September 15, 2026, subject to the employee's continued employment with, or services to, the Company on the vesting date. Each RSU represents the right to receive one share of the Company's common stock when and if the applicable vesting conditions are satisfied.

The following table summarizes the activity of the restricted stock units during the year ended December 31, 2025:

	RSU Outstanding	Weighted-average Grant Date Fair Value
Outstanding at December 31, 2024	—	$—
Granted	249,500	$5.61
Vested	—	$—
Canceled/forfeited	—	$—
Outstanding at December 31, 2025	249,500	$5.61

The intrinsic value of RSUs was $1.4 million and zero during years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, total unrecognized stock-based compensation expense relating to unvested restricted stock units was $1.1 million and the weighted-average remaining vesting period was 0.7 years.

As of December 31, 2025, 249,500 RSUs were unvested and outstanding.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(33,376)	$(63,118)
Denominator:
Weighted average common shares outstanding	1,918,457	1,910,519
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(48,533)	(1,294)
Weighted average common shares outstanding - basic and diluted	1,869,924	1,909,225
Net loss per share attributable to common stockholders, basic and diluted	$(17.85)	$(33.06)

Potentially dilutive shares to be issued under the ESPP as of December 31, 2025 and 2024 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended December 31,
	2025	2024
Common stock options issued and outstanding	459,775	571,308
Common stock outstanding subject to cancellation related to restricted stock units	249,500	—
Total	709,275	571,308

11. 401(k) Savings Plan

The Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Beginning in 2021, the Company makes matching contributions of up to 3% of the eligible employees’ compensation to the 401(k) plan. During the years ended December 31, 2025 and 2024, the Company made contributions to the 401(k) plan of $0.3 million and $0.5 million, respectively.

12. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its collaboration agreements as described in Note 5.

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

As of December 31, 2025 and 2024, all of the Company’s property and equipment was maintained in the United States. For the year ended December 31, 2025 and 2024, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Years Ended December 31,
	2025	2024
	(In thousands)
Significant Segment Expenses:
Personnel related costs	$13,544	$23,936
Research and development expenses	6,795	14,346
Clinical trial expenses	4,325	11,285
General and administrative expenses	7,062	8,952
Facilities expenses	6,529	7,734
Stock-based compensation expense	2,782	7,407
Depreciation and other segment expenses (Note A)	1,291	2,266
Total segment expenses	42,328	75,926
Restructuring charges	1,480	3,343
Impairment charges	—	1,469
Total segment and operating expenses	43,808	80,738

(Note A) Other segment expense include depreciation expense and other miscellaneous expenses.

13. Income Taxes

For financial reporting purposes, income (loss) before provision for income taxes, includes the following components (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(31,885)	$(63,118)
Foreign	(1,491)	—
Loss before income taxes	$(33,376)	$(63,118)

The Company has not recorded any income tax expense for the years ended December 31, 2025 and 2024. Additionally, the Company has not paid any income taxes for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of the Company’s effective tax rate and federal statutory tax rate is summarized as follows (in thousands):

	Years Ended December 31,
	2025		2024

Federal income tax provision at statutory rate	$(7,009)	21.0%	$(13,255)	21.0%
Foreign tax effects	(161)	0.5%	—	—%
Tax credits:
Research and development	(513)	1.5%	(1,439)	2.3%
Change in valuation allowance	6,571	(19.7%)	12,832	(20.3%)
Nontaxable or nondeductible items:
Stock-based compensation	620	(1.9%)	1,830	(2.9%)
Other	492	(1.4%)	32	(0.1%)
Effective income tax rate	$—	—%	$—	—%

State income taxes in California comprise the majority of the state income taxes, net of federal effect category for the years ended December 31, 2025 and 2024, respectively.

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$66,024	$53,485
Research tax credits	12,169	11,353
Capitalized research and development expenses	21,547	27,436
Lease liability	6,605	7,137
Stock-based compensation	2,243	2,256
Reserves and accruals	551	1,585
Intangible assets	110	127
Total deferred tax assets	109,249	103,379
Less valuation allowance	(103,593)	(96,870)
Net deferred tax assets	5,656	6,509
Deferred tax liabilities:
Right-of-use assets	(5,532)	(6,159)
Property and equipment	(73)	(311)
Prepaid assets	(51)	(39)
Total deferred tax liabilities	(5,656)	(6,509)
Net deferred tax assets	$—	$—

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $6.7 million between December 31, 2025 and December 31, 2024 primarily due to the generation of operating losses.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$96,870	$83,680
Change charged to income tax expense	6,723	13,190
Balance at end of period	$103,593	$96,870

As of December 31, 2025, the Company has net operating loss, or NOL, carryforwards for federal and state income tax purposes of $294.6 million and $351.1 million, respectively. The federal NOL carryforwards generated prior to 2018 and state NOL carryforwards, if not utilized, will expire beginning in 2035. Federal NOL carryforwards aggregating $290.2 million are not subject to expiration.

The Company has research credit carryforwards for federal and state income tax purposes of approximately $12.3 million and $7.0 million, respectively, as of December 31, 2025. The federal credits begin to expire in 2038 and the state credits can be carried forward indefinitely.

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

The following table summarizes the activity in the Company’s gross unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$23,832	$18,748
Decrease related to prior year positions	—	—
Increase related to current year positions	2,943	5,084
Balance at end of period	$26,775	$23,832

During the years ended December 31, 2025 and 2024, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on his evaluation as of December 31, 2025, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Management under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting in the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

Information regarding directors and executive officers required by this item will be contained in our 2026 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers,” and is hereby incorporated by reference.

Identification of Audit Committee

Information regarding our Audit Committee required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Information regarding procedures for recommending directors required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.

Delinquent Section 16(a) Reports

Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosure, if any, is hereby incorporated by reference.

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

Insider Trading Policy

The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2026 Proxy Statement under the heading “Information Regarding the Board of Directors and Corporate Governance – Insider Trading Policy.”

Item 11. Executive Compensation.

Information regarding our executive compensation required by this item will be contained in our 2026 Proxy Statement under the captions “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership of Bolt Bio Securities

Information regarding ownership of Bolt Bio securities required by this item will be contained in our 2026 Proxy Statement under the caption under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding our equity compensation plans required by this item will be contained in our 2026 Proxy Statement under the caption "Securities Authorized for Issuance Under Equity Compensation Plans," and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding related transactions and director independence required by this item will be contained in our 2026 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Certain Relationships and Related Party Transactions,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information regarding accounting fees and services required by this item will be contained in our 2026 Proxy Statement under the caption “Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of the Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-39988	3.1	6/6/2025

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39988	3.1	4/16/2025

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021

4.3	Description of Securities.	10-K	001-39988	4.3	3/31/2021

10.1+	2015 Equity Incentive Plan, as amended.	S-1/A	333-252136	10.2	2/1/2021

10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2015 Equity Incentive Plan.	S-1	333-252136	10.3	1/15/2021

10.3+	2021 Equity Incentive Plan.	S-1/A	333-252136	10.4	2/1/2021

10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.5	2/1/2021

10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Equity Incentive Plan.	S-1/A	333-252136	10.6	2/1/2021

10.6+	2021 Employee Stock Purchase Plan.	S-1/A	333-252136	10.7	2/1/2021

10.7	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1	333-252136	10.8	1/15/2021

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.11+	Offer Letter by and between the Registrant and William Quinn, dated April 14, 2020.	S-1	333-252136	10.11	1/15/2021

10.14+	Offer Letter by and between the Registrant and Grant Yonehiro, dated October 26, 2016.	S-1	333-252136	10.14	1/15/2021

10.15	Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated August 7, 2020	S-1	333-252136	10.19	1/15/2021

10.16	Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated May 18, 2015, as amended by Amendment No. 1 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University, dated August 2, 2016, and Amendment No. 2 to Exclusive (Equity) Agreement by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University dated June 25, 2018.	S-1	333-252136	10.20	1/15/2021

10.18+	Amended and Restated Severance and Change in Control Plan.	10-K	001-39988	10.24	3/29/2023

10.19	First Amendment to Britannia Seaport Centre Lease by and between the Registrant and HCP LS Redwood City, LLC, dated November 7, 2022.	10-K	001-39988	10.25	3/29/2023

19.1	Insider Trading Policy	10-K	001-39988	19.1	3/24/2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K).					X

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

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

Date: March 12, 2026	BOLT BIOTHERAPEUTICS, INC.

	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William P. Quinn and Sarah Nemec as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Quinn William P. Quinn	President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)	March 12, 2026

/s/ Sarah Nemec Sarah Nemec	Senior Vice President, Finance (Principal Accounting Officer)	March 12, 2026

/s/ Brian O’Callaghan Brian O’Callaghan	Chairman	March 12, 2026

/s/ Laura Berner Laura Berner	Director	March 12, 2026

/s/ Kathleen LaPorte Kathleen LaPorte	Director	March 12, 2026

/s/ Jakob Dupont, M.D. Jakob Dupont, M.D.	Director	March 12, 2026

/s/ Nicole Onetto, M.D. Nicole Onetto, M.D.	Director	March 12, 2026