Form 10-Q
period 2026-03-31
Bolt Biotherapeutics, Inc.
filed 2026-05-12
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 1,921,567 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$11,609	$11,703
Short-term investments	11,283	15,802
Restricted cash	200	200
Prepaid expenses and other current assets	2,660	2,555
Total current assets	25,752	30,260
Property and equipment, net	1,042	1,245
Operating lease right-of-use assets	18,564	19,230
Restricted cash, non-current	1,538	1,538
Long-term investments	1,019	4,337
Other assets	112	138
Total assets	$48,027	$56,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,736	$1,443
Accrued expenses and other current liabilities	2,021	3,717
Deferred revenue	630	449
Operating lease liabilities	2,956	2,826
Total current liabilities	7,343	8,435
Operating lease liabilities, net of current portion	19,352	20,132
Deferred revenue, non-current	1,352	1,544
Other long-term liabilities	158	132
Total liabilities	28,205	30,243
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 1,921,567 and 1,920,566 shares issued and outstanding at March 31, 2026 and December 2025, respectively	—	—
Additional paid-in capital	487,856	487,305
Accumulated other comprehensive loss	(11)	(21)
Accumulated deficit	(468,023)	(460,779)
Total stockholders' equity	19,822	26,505
Total liabilities and stockholders' equity	$48,027	$56,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$26	$1,222
Operating expenses:
Research and development	4,829	9,512
General and administrative	2,798	3,825
Total operating expense	7,627	13,337
Loss from operations	(7,601)	(12,115)
Other income (expense), net:
Interest income, net	276	1,053
Other income, net	81	22
Total other income, net	357	1,075
Net loss	(7,244)	(11,040)
Net unrealized gain (loss) on marketable securities	10	(57)
Comprehensive loss	$(7,234)	$(11,097)
Net loss per share, basic and diluted	$(4.31)	$(5.76)
Weighted-average shares outstanding, basic and diluted	1,680,445	1,916,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended March 31, 2026
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	1,920,566	$—	$487,305	$(21)	$(460,779)	$26,505
Issuance of common stock upon exercise of stock options	1,001	—	6	—	—	6
Stock-based compensation	—	—	545	—	—	545
Unrealized gain on available-for-sale investments	—	—	—	10	—	10
Net loss	—	—	—	—	(7,244)	(7,244)
Balance at March 31, 2026	1,921,567	$—	$487,856	$(11)	$(468,023)	$19,822

	Three Months Ended March 31, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Stock-based compensation	—	—	709	—	—	709
Unrealized loss on available-for-sale investments	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(11,040)	(11,040)
Balance at March 31, 2025	1,916,943	$—	$485,213	$40	$(438,443)	$46,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,244)	$(11,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	399
Stock-based compensation expense	545	709
Accretion of discount on marketable securities	(45)	(209)
Gain on sale of property and equipment	(31)	(288)
Non-cash lease expense	666	615
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(79)	(169)
Accounts payable and accrued expenses	(1,403)	(2,511)
Operating lease liabilities	(650)	(500)
Deferred revenue	(11)	(503)
Other long-term liabilities	26	132
Net cash used in operating activities	(8,023)	(13,365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	31	963
Purchases of marketable securities	(1,230)	(992)
Maturities of marketable securities	9,122	14,580
Net cash provided by investing activities	7,923	14,551
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6	—
Net cash provided by financing activities	6	—
NET (DECREASE) INCREASE IN CASH	(94)	1,186
Cash, cash equivalents and restricted cash at beginning of year	13,441	8,970
Cash, cash equivalents and restricted cash at end of period	$13,347	$10,156
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$11,609	$8,391
Restricted cash	1,738	1,765
Total cash, cash equivalents and restricted cash	$13,347	$10,156

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. The financial statements for the fiscal three months ended March 31, 2026 and 2025 are consolidated and include the accounts of the Company and its subsidiary. Certain reclassifications on the statement of stockholders' equity have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any assets or generate revenue during and as of the three months ended March 31, 2026 and 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit $468.0 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $23.9 million as of March 31, 2026 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these financial statements. The Company believes that this raises substantial doubt about its ability to continue as a going concern within one year after the issuance of the unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassifications of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Reverse Stock Split

On June 6, 2025, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”) of its common stock. The par value per share and the number of authorized shares were not adjusted as a result of the Reverse Stock Split. The shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such stock. In addition, the shares available for grants under the Company’s equity incentive plans and employee stock purchase plan were adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation, restructuring costs, long-lived assets impairment assessment, and accrued liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

Reclassification

Certain amounts in the accompanying unaudited condensed consolidated financial statements were reclassified to conform to the current presentation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of March 31, 2026 and December 31, 2025, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

In May 2025, the FASB issued ASU 2025-04, Revenue from Contracts with Customers (Topic 606) and Compensation—Stock Compensation (Topic 718): Share-Based Consideration Payable to a Customer, to clarify the accounting treatment for equity instruments granted to customers. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures; at this time it does not expect it to materially affect its unaudited condensed consolidated financial statements.

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

During the three months ended March 31, 2026, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three months ended March 31, 2026 and 2025.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$4,064	$1	$(1)	$4,064
U.S. treasury securities	996	—	—	996
Commercial paper	4,209	—	(1)	4,208
Corporate debt securities	3,036	—	(2)	3,034
Total	$12,305	$1	$(4)	$12,302

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$5,334	$6	$—	$5,340
U.S. treasury securities	991	1	—	992
Other agency securities	995	—	—	995
Commercial paper	7,682	1	—	7,683
Corporate debt securities	5,128	1	—	5,129
Total	$20,130	$9	$—	$20,139

As of March 31, 2026, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of March 31, 2026, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$3,045	$(1)	$1,019	$—	$4,064	$(1)
U.S. treasury securities	996	—	—	—	996	—
Commercial paper	4,208	(1)	—	—	4,208	(1)
Corporate debt securities	3,034	(2)	—	—	3,034	(2)
Total	$11,283	$(4)	$1,019	$—	$12,302	$(4)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$1,003	$—	$4,337	$—	$5,340	$—
U.S. treasury securities	992	—	—	—	992	—
Other agency securities	995	—	—	—	995	—
Commercial paper	7,683	—	—	—	7,683	—
Corporate debt securities	5,129	—	—	—	5,129	—
Total	$15,802	$—	$4,337	$—	$20,139	$—

Accrued interest receivable on available-for-sale securities were $37,000 and $0.1 million at March 31, 2026 and December 31, 2025, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	March 31, 2026
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$9,855	$9,855	$—	$—
Asset-backed securities	4,064	—	4,064	—
U.S. treasury securities	996	996	—	—
Commercial paper	4,208	—	4,208	—
Corporate debt securities	3,034	—	3,034	—
Total	$22,157	$10,851	$11,306	$—

	December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,755	$7,755	$—	$—
Asset-backed securities	5,340	—	5,340	—
U.S. treasury securities	992	992	—	—
Other agency securities	995	—	995	—
Commercial paper	7,683	—	7,683	—
Corporate debt securities	5,129	—	5,129	—
Total	$27,894	$8,747	$19,147	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$7,831	$7,888
Office equipment	386	386
Leasehold improvements	358	358
Total property and equipment	8,575	8,632
Less accumulated depreciation and amortization	(7,533)	(7,387)
Total	$1,042	$1,245

Depreciation expense related to property and equipment was $0.2 million and $0.4 million for each of the three months ended March 31, 2026 and 2025.

Sale of Property and Equipment, net

During the three months ended March 31, 2026 , the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of approximately $31,000 and incurred a gain on disposal of approximately $31,000.

During the three months ended March 31, 2025, the Company sold certain laboratory equipment. As a result, the Company recorded proceeds of approximately $1.0 million and incurred a gain on disposal of approximately $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development	$449	$1,043
Accrued compensation	896	1,642
Accrued restructuring charges	266	744
Accrued other	410	288
Total	$2,021	$3,717

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2026 and December 31, 2025, receivables of zero and $45,000 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2026, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2025	$820
Addition—amount billed or accrued for research and development services	—
Revenue recognized	(13)
Balance as of March 31, 2026	$807

The Company recorded $13,000 and zero revenue during the three months ended March 31, 2026 and 2025, respectively. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $12.4 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of March 31, 2026 and December 31, 2025, receivables of $15,000 and $0.6 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of March 31, 2026, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.3 million in current liabilities and $0.9 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.1 million in current liabilities and $1.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2025	$1,173
Addition—amount billed for research and development services	15
Revenue recognized	(13)
Balance as of March 31, 2026	$1,175

The Company recorded $13,000 and $1.2 million in revenue earned during the three months ended March 31, 2026 and 2025, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for agreed research and development services and third party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

The Company expects its collaboration revenue to vary from period to period, and the Company may have periods of little to no activity depending on the development timeline and activities with our collaboration partners. The Company's BDC-4182 ongoing clinical trial is expected to provide insights that may be relevant to its current collaboration with Genmab and as a result, the Company does not expect to perform additional research and development activities until the companies evaluate the impact of the BDC-4182 clinical trial results. The Company remains committed to executing on this agreement and will continue to reassess its revenue recognition estimates as new information becomes available.

6. Commitments and Contingencies

Leases

The Company has operating leases for its corporate office, laboratory and vivarium space in Redwood City, California. On August 7, 2020, the Company executed a non-cancellable lease agreement for 71,646 square feet of space (the “Chesapeake Master Lease”), for its corporate office, laboratory and vivarium space in Redwood City, California. The Chesapeake Master Lease has an initial term of ten years from the commencement date, with an option to extend the lease for an additional eight-year term. The Chesapeake Master Lease contains rent escalation, and the Company is also responsible for certain operating expenses and taxes throughout the lease term.

Sublease Arrangements

The Company subleases portions of its leased facilities under arrangements associated with its Chesapeake Master Lease of over 30,000 square feet of its facilities. Sublease rental income is recorded as a reduction of general and administrative expenses, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. Under these arrangements, rent is subject to scheduled increases, and the subtenants are responsible for certain operating expenses and taxes.

Sublease income from the sublease agreements were approximately $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of March 31, 2026 were 5.2 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2025 were 5.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.5 million and is r ecorded as restricted cash on the balance sheet as of March 31, 2026 and December 31, 2025.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Total operating lease cost	$945	$1,116

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash outflows from operating leases	$1,323	$1,242

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of March 31, 2026 (in thousands):

	Operating Leases	Sublease Income
2026	$4,076	$1,322
2027	5,584	678
2028	5,775	—
2029	5,974	—
2030	6,179	—
Thereafter	2,611	—
Total lease payments	30,199	2,000
Less interest	(7,891)	—
Total	$22,308	$2,000

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of March 31, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

7. Restructuring

October 2025 Restructuring

On October 1, 2025, the Company announced a restructuring plan pursuant to which it reduced overall operating expenses to preserve cash. The restructuring included a reduction of the Company’s current workforce by approximately 20 employees, or approximately 50% of the Company’s workforce. The Company recorded a total restructuring charge of $1.5 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The Company expects that the $1.5 million represents the total restructuring charges to be incurred in connection with the plan and does not anticipate incurring any additional material charges.

The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, December 2025	$744
Adjustments in the period	(31)
Cash payments	(447)
Balance as of March 31, 2026	$266

In December 2025, the Company assessed whether the October 2025 restructuring constituted a triggering event indicating potential impairment of its long-lived assets, including operating lease right-of-use assets and property and equipment. Based on this evaluation, the Company determined that although impairment indicators were present, no impairment charge was necessary at that time.

8. Stock-Based Compensation

2021 Equity Incentive Plan and 2021 Employee Stock Purchase Plan

In January 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the Company’s stockholders approved the 2021 Plan. The 2021 Plan authorized issuance of up to 403,750 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. In addition, the number of shares of common stock reserved for issuance under the 2021 Plan automatically increases on the first day of January of each calendar year that commences after the 2021 Plan became effective and continuing through and including January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on December 31, or a lesser number of shares determined by the Company's board of directors or compensation committee. As a result, common stock reserved for issuance under the 2021 Plan was increased by 96,028 shares on January 1, 2026.

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,205 shares on January 1, 2026. No shares were issued under the ESPP during the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$242	$318
General and administrative	303	391
Total	$545	$709

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(7,244)	$(11,040)
Denominator:
Weighted average common shares outstanding	1,921,300	1,916,943
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(240,855)	—
Weighted average common shares outstanding - basic and diluted	1,680,445	1,916,943
Net loss per share attributable to common stockholders, basic and diluted	$(4.31)	$(5.76)

Potentially dilutive shares to be issued under the ESPP as of March 31, 2026 and 2025 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2026	2025
Common stock options issued and outstanding	521,172	540,965
Common stock outstanding subject to cancellation related to restricted stock units	232,500	—
Total	753,672	540,965

10. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its development agreement with Toray and Genmab, as described in Note 5.

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and Net Loss that also is reported on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss Income as Net Loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets.

As of March 31, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. For the three months ended March 31, 2026 and 2025, all of the Company’s revenue was generated and incurred in the United States.

Please refer to the unaudited condensed consolidated financial statements for further information related to these measures of segment performance. In addition, research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended March 31,
	2026	2025

Significant Segment Expenses:
Personnel related costs	$2,211	$4,687
Research and development expenses	724	2,816
Clinical trial expenses	998	1,124
General and administrative expenses	1,422	1,766
Facilities expense	1,524	1,836
Stock-based compensation expense	545	709
Other segment expenses (Note A)	203	399
Total segment expenses	7,627	13,337
Total segment and operating expenses	$7,627	$13,337

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

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. BDC-4182 is supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced anti-tumor activity compared to cytotoxic antibody-drug conjugates, or ADCs, in murine tumor models. Data on our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in November of 2025, 2024 and 2023. The first-in-human Phase 1/2 clinical trial of BDC-4182 is ongoing in subjects with gastric and gastroesophageal junction cancer.

In October 2025, we announced a restructuring plan pursuant to which we reduced our overall operating expenses in order to preserve cash. The restructuring included a reduction of our workforce by approximately 20 employees, or approximately 50% of our workforce. We incurred a restructuring charge of $1.5 million in one-time termination benefits, such as severance costs and related benefits. The reduction-in-force was complete by the end of 2025 and the associated charges were recorded in the fourth quarter of 2025. The severance payments commenced in October 2025 and are expected to extend through July 2026.

We have not recorded any revenue from product sales. To date, our only revenue has been derived from our collaboration agreements with partners. In March 2019, we entered into the Toray Agreement to jointly develop and commercialize a Boltbody ISAC utilizing a Toray proprietary antibody. In May 2021, we entered into an oncology research and development collaboration with Genmab to evaluate Genmab antibodies in combination with our immune-stimulating linker-payloads, with the goal of discovering and developing next-generation ISACs for the treatment of cancer. The research collaboration will evaluate multiple ISAC product candidate concepts with the potential to identify up to three clinical candidates for development. We expect our collaborations with Toray and Genmab to add additional novel ISACs to our pipeline.

We have incurred operating losses since our inception. Our net losses were $7.2 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $468.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

The effects of a pandemic or major geopolitical developments, and associated economic conditions, remain difficult to predict due to numerous uncertainties. We believe that the direct and indirect impacts of these business conditions and macroeconomic factors are difficult to isolate or quantify. See Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, and the Special Note Regarding Forward-Looking Statements elsewhere in this Quarterly Report for additional details. We will continue to closely monitor and evaluate the nature and extent of these macroeconomic factors on our business, unaudited condensed consolidated results of operations, and financial condition.

Components of Results of Operations

Revenue

To date, our only revenue has been collaboration revenue derived from our collaboration agreements. Collaboration revenue is derived primarily from upfront payments, research funding, and reimbursement of costs incurred as we perform research and development services under these agreements.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through March 31, 2026, the majority of our third-party expenses were related to the research and development of BDC-4182, BDC-3042, trastuzumab imbotolimod and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income consists of income earned from miscellaneous activities not core to our business.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	Change
	(Unaudited, in thousands)
Collaboration revenue	$26	$1,222	$(1,196)
Operating expenses:
Research and development	4,829	9,512	(4,683)
General and administrative	2,798	3,825	(1,027)
Total operating expenses	7,627	13,337	(5,710)
Loss from operations	(7,601)	(12,115)	4,514
Other income (expense), net:
Interest income, net	276	1,053	(777)
Other income, net	81	22	59
Total other income, net	357	1,075	(718)
Net loss	$(7,244)	$(11,040)	$3,796
Net unrealized gain (loss) on marketable securities	10	(57)	67
Comprehensive loss	$(7,234)	$(11,097)	$3,863

Collaboration Revenue

Revenue was $26,000 and $1.2 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in revenue is primarily due to limited activities with our collaboration partners. Our revenue in 2025 was due to continued progress in our collaborations as we fulfill our performance obligations to our collaboration partners. We expect our collaboration revenue to vary from period to period, and we may have periods of little to no activity depending on the development timeline and activities with our collaboration partners.

Research and Development Expenses

Research and development expenses were $4.8 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to $1.8 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, $1.3 million in lower research and development lab supplies and contract services expense, $0.7 million in lower facility expenses, $0.6 million in lower manufacturing expenses related to the timing of batch production of our product candidates, $0.2 million in lower clinical expenses and lower consulting and professional services.

General and Administrative Expenses

General and administrative expenses were $2.8 million and $3.8 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was due to $0.9 million in lower personnel-related expenses due to a decrease in headcount related to the reduction in workforce, a decrease of $0.3 million in lower consulting and professional services, offset by $0.2 million in higher facility expenses.

Other Income, Net

Interest Income, Net

Interest income was $0.3 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in our interest income, net was due to less cash being invested compared to the prior year and a decrease in interest rates.

Other Income

Other income was $0.1 million and $22,000 for the three months ended March 31, 2026 and 2025, respectively. Other income did not change significantly from the prior year.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses, $7.2 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively, and negative cash flows from operations since our inception, with an accumulated deficit of $468.0 million as of March 31, 2026, and we anticipate continuing to incur net operating losses and negative cash flows from operations for the foreseeable future. Under our current operating plans, we believe our cash and cash equivalents and marketable securities of $23.9 million as of March 31, 2026 may be sufficient to fund our operations into early 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the unaudited condensed consolidated financial statements.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Unaudited, in thousands)
Net cash (used in) provided by
Operating activities	$(8,023)	$(13,365)
Investing activities	7,923	14,551
Financing activities	6	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94)	$1,186

Operating Activities

Net cash used in operating activities was $8.0 million and $13.4 million for the three months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities for the three months ended March 31, 2026 was due to our net loss of $7.2 million, adjusted down for $1.3 million of non-cash charges and up for a $2.1 million change in operating assets and liabilities. The non-cash charges were comprised of $0.5 million for stock-based compensation, $0.7 million of non-cash lease-related expense, and $0.2 million for depreciation and amortization expense. The change in net operating assets was primarily due to a $1.4 million decrease in our accounts payable and accrued expenses, a $0.7 million decrease in operating lease liabilities, and a $0.1 million increase in our prepaid expenses and other current assets. Net cash used in operating activities for the three months ended March 31, 2025 was due to our net loss of $11.0 million, adjusted down for $1.2 million of non-cash charges and up for a $3.6 million change in operating assets and liabilities. The non-cash charges were comprised of $0.7 million for stock-based compensation, $0.6 million of non-cash lease-related expense, $0.4 million for depreciation and amortization expense, $0.3 million gain on sale of property and equipment, partially offset by $0.2 million for accretion of discount on marketable securities. The change in net operating assets was due to a $2.5 million decrease in our accounts payable and accrued expenses, a $0.5 million decrease in our deferred revenue, a $0.5 million decrease in our operating lease liabilities, and a $0.2 million increase in our prepaid expenses and other current assets, offset by a $0.1 million increase in other assets.

Investing Activities

Net cash provided by investing activities was $7.9 million and $14.6 million for the three months ended March 31, 2026 and 2025, respectively. The net cash provided by investing activities for the three months ended March 31, 2026 was due to $9.1 million in maturities of marketable securities offset by $1.2 million in purchases of marketable securities. The net cash provided by investing activities for the three months ended March 31, 2025 was due to $14.6 million in maturities of marketable securities and $1.0 million in proceeds from sales of property and equipment, offset by $1.0 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $6,000 and zero for three months ended March 31, 2026 and 2025, respectively. The net cash provided by financing activities for three months ended March 31, 2026 was due to net proceeds from the issuance of common stock from stock options.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities may be sufficient to fund our operations into early 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the filing of these unaudited condensed consolidated financial statements.

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on our assessment. Similarly, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements, as of and for the year ended, December 31, 2025, describing the existence of substantial doubt about our ability to continue as a going concern.

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

There have been no material changes to our critical accounting policies and estimates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 12, 2026.

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

BOLT BIOTHERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)