Form 10-Q
period 2026-06-30
Bolt Biotherapeutics, Inc.
filed 2026-08-11
CIK 1641281

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 1,926,345 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12,860	$11,703
Short-term investments	4,738	15,802
Restricted cash	200	200
Prepaid expenses and other current assets	2,766	2,555
Total current assets	20,564	30,260
Property and equipment, net	571	1,245
Operating lease right-of-use assets	17,075	19,230
Restricted cash, non-current	1,538	1,538
Long-term investments	509	4,337
Other assets	87	138
Total assets	$40,344	$56,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$868	$1,443
Accrued expenses and other current liabilities	3,089	3,717
Deferred revenue	819	449
Operating lease liabilities	3,091	2,826
Total current liabilities	7,867	8,435
Operating lease liabilities, net of current portion	18,533	20,132
Deferred revenue, non-current	1,172	1,544
Other long-term liabilities	132	132
Total liabilities	27,704	30,243
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 1,926,345 and 1,920,566 shares issued and outstanding at June 30, 2026 and December 2025, respectively	—	—
Additional paid-in capital	488,427	487,305
Accumulated other comprehensive loss	(44)	(21)
Accumulated deficit	(475,743)	(460,779)
Total stockholders' equity	12,640	26,505
Total liabilities and stockholders' equity	$40,344	$56,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$5	$1,804	$31	$3,026
Operating expenses:
Research and development	5,149	7,498	9,978	17,010
General and administrative	2,422	3,516	5,220	7,341
Impairment charges	808	—	808	—
Total operating expense	8,379	11,014	16,006	24,351
Loss from operations	(8,374)	(9,210)	(15,975)	(21,325)
Other income (expense), net:
Interest income, net	178	599	454	1,652
Other income, net	476	50	557	72
Total other income (expense), net	654	649	1,011	1,724
Net loss	(7,720)	(8,561)	(14,964)	(19,601)
Net unrealized loss on marketable securities	(33)	(46)	(23)	(103)
Comprehensive loss	$(7,753)	$(8,607)	$(14,987)	$(19,704)
Net loss per share, basic and diluted	$(4.57)	$(4.46)	$(8.88)	$(10.22)
Weighted-average shares outstanding, basic and diluted	1,690,529	1,917,629	1,685,514	1,917,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at March 31, 2026	1,921,567	$—	$487,856	$(11)	$(468,023)	$19,822
Issuance of common stock under employee stock purchase plan	4,778	—	19	—	—	19
Stock-based compensation	—	—	552	—	—	552
Unrealized loss on available-for-sale investments	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(7,720)	(7,720)
Balance at June 30, 2026	1,926,345	$—	$488,427	$(44)	$(475,743)	$12,640

	Three Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2025	1,916,943	$—	$485,213	$40	$(438,443)	$46,810
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	625	—	—	625
Unrealized loss on available-for-sale investments	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(8,561)	(8,561)
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Six Months Ended June 30, 2026
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	1,920,566	$—	$487,305	$(21)	$(460,779)	$26,505
Issuance of common stock under employee stock purchase plan	4,778	—	19	—	—	19
Issuance of common stock upon exercise of stock options	1,001	—	6	—	—	6
Stock-based compensation	—	—	1,097	—	—	1,097
Unrealized loss on available-for-sale investments	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(14,964)	(14,964)
Balance at June 30, 2026	1,926,345	$—	$488,427	$(44)	$(475,743)	$12,640

	Six Months Ended June 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	1,334	—	—	1,334
Unrealized loss on available-for-sale investments	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(19,601)	(19,601)
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,964)	$(19,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	746
Stock-based compensation expense	1,097	1,334
Accretion of discount on marketable securities	(122)	(379)
Gain on sale of property and equipment	(404)	(288)
Asset impairment	808	—
Non-cash lease expense	1,347	1,239
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(160)	(236)
Accounts payable and accrued expenses	(1,203)	(3,351)
Operating lease liabilities	(1,334)	(1,026)
Deferred revenue	(2)	(1,533)
Other long-term liabilities	—	133
Net cash used in operating activities	(14,563)	(22,962)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	—
Proceeds from sales of property and equipment	717	963
Purchases of marketable securities	(1,230)	(15,457)
Maturities of marketable securities	16,221	39,838
Net cash provided by investing activities	15,695	25,344
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25	14
Net cash provided by financing activities	25	14
NET INCREASE (DECREASE) IN CASH	1,157	2,396
Cash, cash equivalents and restricted cash at beginning of year	13,441	8,970
Cash, cash equivalents and restricted cash at end of period	$14,598	$11,366
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$12,860	$9,601
Restricted cash	1,738	1,765
Total cash, cash equivalents and restricted cash	$14,598	$11,366

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. The financial statements for the fiscal three and six months ended June 30, 2026 and 2025 are consolidated and include the accounts of the Company and its subsidiary. Certain reclassifications on the condensed consolidated statements of operations and comprehensive loss have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any assets or generate revenue during and as of the three and six months ended June 30, 2026 and 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company has incurred net losses and negative cash flows from operations since its inception, has an accumulated deficit $475.7 million and anticipates continuing to incur net losses for the foreseeable future. Under the Company's current plan, management believes its cash and cash equivalents and marketable securities of $18.1 million as of June 30, 2026 will not be sufficient for the Company to continue as a going concern for at least one year from the issuance date of these financial statements. The Company believes that this raises substantial doubt about its ability to continue as a going concern within one year after the issuance of the unaudited condensed consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of June 30, 2026 and December 31, 2025, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

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

During the three and six months ended June 30, 2026, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three and six months ended June 30, 2026 and 2025.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$2,510	$—	$(1)	$2,509
Commercial paper	1,738	—	—	1,738
Corporate debt securities	1,000	—	—	1,000
Total	$5,248	$—	$(1)	$5,247

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$5,334	$6	$—	$5,340
U.S. treasury securities	991	1	—	992
Other agency securities	995	—	—	995
Commercial paper	7,682	1	—	7,683
Corporate debt securities	5,128	1	—	5,129
Total	$20,130	$9	$—	$20,139

As of June 30, 2026, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of June 30, 2026, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$2,000	$—	$509	$(1)	$2,509	$(1)
Commercial paper	1,738	—	—	—	1,738	—
Corporate debt securities	1,000	—	—	—	1,000	—
Total	$4,738	$—	$509	$(1)	$5,247	$(1)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$1,003	$—	$4,337	$—	$5,340	$—
U.S. treasury securities	992	—	—	—	992	—
Other agency securities	995	—	—	—	995	—
Commercial paper	7,683	—	—	—	7,683	—
Corporate debt securities	5,129	—	—	—	5,129	—
Total	$15,802	$—	$4,337	$—	$20,139	$—

Accrued interest receivable on available-for-sale securities were $17,000 and $0.1 million at June 30, 2026 and December 31, 2025, which are recorded in cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	June 30, 2026
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$11,110	$11,110	$—	$—
Asset-backed securities	2,509	—	2,509	—
Commercial paper	1,738	—	1,738	—
Corporate debt securities	1,000	—	1,000	—
Total	$16,357	$11,110	$5,247	$—

	December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds	$7,755	$7,755	$—	$—
Asset-backed securities	5,340	—	5,340	—
U.S. treasury securities	992	992	—	—
Other agency securities	995	—	995	—
Commercial paper	7,683	—	7,683	—
Corporate debt securities	5,129	—	5,129	—
Total	$27,894	$8,747	$19,147	$—

4. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$3,441	$7,888
Office equipment	386	386
Leasehold improvements	358	358
Total property and equipment	4,185	8,632
Less accumulated depreciation and amortization	(3,614)	(7,387)
Total	$571	$1,245

Depreciation expense related to property and equipment was $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

Sale of Property and Equipment, net

During the three months ended June 30, 2026, the Company sold certain laboratory equipment for proceeds of $0.7 million and recognized a gain on disposal of $0.4 million. There was no laboratory equipment sold during the three months ended June 30, 2025.

During the six months ended June 30, 2026, the Company sold certain laboratory equipment for proceeds of $0.7 million and recognized a gain on disposal of $0.4 million. During the six months ended June 30, 2025, the Company sold certain laboratory equipment for proceeds of $1.0 million and recognized a gain on disposal of $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development	$1,257	$1,043
Accrued compensation	1,241	1,642
Accrued restructuring charges	28	744
Accrued other	563	288
Total	$3,089	$3,717

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2026 and December 31, 2025, receivables of $13,000 and $45,000 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2026, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2025	$820
Addition—amount billed or accrued for research and development services	13
Revenue recognized	(18)
Balance as of June 30, 2026	$815

The Company recorded $5,000 and $18,000 in revenue during the three and six months ended June 30, 2026, respectively, and $0.2 million during the three and six months ended June 30, 2025. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $12.4 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of June 30, 2026 and December 31, 2025, receivables of zero and $0.6 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of June 30, 2026, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.5 million in current liabilities and $0.7 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.1 million in current liabilities and $1.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2025	$1,173
Addition—amount billed for research and development services	15
Revenue recognized	(13)
Balance as of June 30, 2026	$1,175

The Company recorded zero and $13,000 in revenue during the three and six months ended June 30, 2026, respectively, and $1.6 million and $2.9 million in revenue during the three and six months ended June 30, 2025, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for agreed research and development services and third party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

Sublease Arrangements

The Company subleases portions of its leased facilities under arrangements associated with its Chesapeake Master Lease of over 30,000 square feet of its facilities. Sublease rental income is recorded as a reduction of general and administrative expenses, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. Under these arrangements, rent is subject to scheduled increases, and the subtenants are responsible for certain operating expenses and taxes. In June 2026, a sublessee notified the Company that it was exercising its contractual right to terminate the sublease by providing the required 15 months' notice prior to the contractual expiration date.

Impairment

In June 2026, the Company concluded that the sublessee termination notification indicated that the carrying amount of the Company's right-of-use asset may not be recoverable and constituted a triggering event under ASC 360 for this asset group. In performing the impairment assessment, the Company utilized the income approach using a discounted cash flow methodology to estimate fair values of its right-of-use assets.

The carrying value of the asset grouping was compared to its estimated fair value. The analysis measured the undiscounted cash flows over the remaining lease term, by utilizing key market based assumptions such as rent, lease terms, lease up costs, and a discount rate. It also considered current market lease rates and applied a discount rate of 8.0%. These represented Level 3 nonrecurring fair value measurements. Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $0.8 million on the right-of-use assets, disclosed in Impairment charges on the condensed consolidated income statement, for the three and six months ended June 30, 2026. The Company remains the primary obligor under the head leases and will bear the remaining lease obligations through 2031.

Sublease income from the sublease agreements were approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $0.6 million during the same periods in 2025,respectively.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of June 30, 2026 were 4.9 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2025 were 5.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.5 million and is recorded as restricted cash on the balance sheet as of June 30, 2026 and December 31, 2025.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total operating lease cost	$903	$987	$1,848	$2,064

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating cash outflows from operating leases	$2,662	$2,493

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of June 30, 2026 (in thousands):

	Operating Leases	Sublease Income
Remainder of 2026	$2,736	$885
2027	5,584	870
2028	5,775	—
2029	5,974	—
2030	6,179	—
Thereafter	2,611	—
Total lease payments	28,859	1,755
Less interest	(7,235)	—
Total	$21,624	$1,755

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of June 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

7. Restructuring

October 2025 Restructuring

On October 1, 2025, the Company announced a restructuring plan pursuant to which it reduced overall operating expenses to preserve cash. The restructuring included a reduction of the Company’s current workforce by approximately 20 employees, or approximately 50% of the Company’s workforce. The Company recorded a total restructuring charge of $1.5 million in connection with the reduction-in-force, primarily consisting of severance payments, employee benefits, and related costs. The reduction-in-force was complete by the end of 2025 and the associated charges were recorded in the fourth quarter of 2025. The severance payments commenced in October 2025 and extended through July 2026.

The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, December 2025	$744
Adjustments in the period	(47)
Cash payments	(669)
Balance as of June 30, 2026	$28

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,205 shares on January 1, 2026. During the six months ended June 30, 2026 and 2025, there were 4,778 and 2,498 shares issued under the ESPP, respectively.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$235	$292	$477	$610
General and administrative	317	333	620	724
Total	$552	$625	$1,097	$1,334

9. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(7,720)	$(8,561)	$(14,964)	$(19,601)
Denominator:
Weighted average common shares outstanding	1,922,985	1,917,629	1,922,147	1,917,288
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(232,456)	—	(236,633)	—
Weighted average common shares outstanding - basic and diluted	1,690,529	1,917,629	1,685,514	1,917,288
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$(4.46)	$(8.88)	$(10.22)

Potentially dilutive shares to be issued under the ESPP as of June 30, 2026 and 2025 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2026	2025
Common stock options issued and outstanding	536,462	633,690
Common stock outstanding subject to cancellation related to restricted stock units	228,500	—
Total	764,962	633,690

10. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its development agreements with Toray and Genmab, as described in Note 5.

The CODM assesses performance for the Company’s operating segment and decides how to allocate resources based on the Company’s cash runway and Net Loss that also is reported on the unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as Net Loss. Net loss is used to monitor budget versus actual results. The measure of segment assets is reported on the balance sheets as total assets.

As of June 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. For the three and six months ended June 30, 2026 and 2025, all of the Company’s revenue was generated and incurred in the United States.

Research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Significant Segment Expenses:
Personnel related costs	$1,932	3,980	$4,143	8,667
Clinical trial expenses	1,482	1,240	2,480	2,364
Facilities expense	1,380	1,633	2,904	3,469
Other research and development expenses	793	1,357	1,517	4,173
Other general and administrative expenses	1,261	1,831	2,683	3,597
Stock-based compensation expense	552	625	1,097	1,334
Other segment expenses (1)	171	348	374	747
Total significant segment expenses	7,571	11,014	15,198	24,351
Impairment charges	808	—	808	—
Total operating expenses	8,379	11,014	16,006	24,351

_______________

(1) Other segment expense include depreciation expense and other miscellaneous expenses.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

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

BDC-4182 is a next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology with zolbetuximab, a claudin 18.2-targeted monoclonal antibody, approved in Japan, the U.S., and other countries for the treatment of patients with claudin 18.2-positive, unresectable, advanced or recurrent gastric cancer in combination with chemotherapy. Other programs targeting claudin 18.2 are in development for the treatment of gastric/gastroesophageal junction cancer, pancreatic cancer, and other tumor types. BDC-4182 is supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models, safety and tolerability in toxicology studies, and enhanced anti-tumor activity compared to cytotoxic antibody-drug conjugates, or ADCs, in murine tumor models. Preclinical data supporting our claudin 18.2 Boltbody ISAC program was presented at the Society for Immunotherapy of Cancer’s (SITC) Annual Meetings in November of 2025, 2024 and 2023. The first-in-human Phase 1/2 clinical trial of BDC-4182 is ongoing in subjects with gastric and gastroesophageal junction cancer.

In October 2025, we announced a restructuring plan pursuant to which we reduced our overall operating expenses in order to preserve cash. The restructuring included a reduction of our workforce by approximately 20 employees, or approximately 50% of our workforce. We incurred a restructuring charge of $1.5 million in one-time termination benefits, such as severance costs and related benefits. The reduction-in-force was complete by the end of 2025 and the associated charges were recorded in the fourth quarter of 2025. The severance payments commenced in October 2025 and extended through July 2026.

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

We have incurred operating losses since our inception. Our net losses were $7.7 million and $15.0 million for the three and six months ended June 30, 2026, respectively, and $8.6 million and $19.6 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $475.7 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through June 30, 2026, the majority of our third-party expenses were related to the research and development of BDC-4182, BDC-3042, trastuzumab imbotolimod and other product candidates. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income consists of income earned from miscellaneous activities not core to our business.

Results of Operations

Comparison of the Three and Six Months Ended 2026 and 2025

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$5	$1,804	$(1,799)	$31	$3,026	$(2,995)
Operating expenses:
Research and development	5,149	7,498	(2,349)	9,978	17,010	(7,032)
General and administrative	2,422	3,516	(1,094)	5,220	7,341	(2,121)
Impairment charges	808	—	808	808	—	808
Total operating expenses	8,379	11,014	(2,635)	16,006	24,351	(8,345)
Loss from operations	(8,374)	(9,210)	836	(15,975)	(21,325)	5,350
Other income (expense), net:
Interest income, net	178	599	(421)	454	1,652	(1,198)
Other income, net:	476	50	426	557	72	485
Total other income (expense), net	654	649	5	1,011	1,724	(713)
Net loss	$(7,720)	$(8,561)	$841	$(14,964)	$(19,601)	$4,637
Net unrealized (loss) gain on marketable securities	(33)	(46)	13	(23)	(103)	80
Comprehensive (loss) gain	$(7,753)	$(8,607)	$854	$(14,987)	$(19,704)	$4,717

Collaboration Revenue

Revenue was $5,000 and $31,000 for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.0 million for the three and six months ended June 30, 2025, respectively. The decrease in revenue is primarily due to limited activities with our collaboration partners. Our revenue in 2025 was due to continued progress in our collaborations as we fulfill our performance obligations to our collaboration partners. We expect our collaboration revenue to vary from period to period, and we may have periods of little to no activity depending on the development timeline and activities with our collaboration partners.

Research and Development Expenses

Research and development expenses were $5.1 million and $10.0 million for the three and six months ended June 30, 2026, respectively, and $7.5 million and $17.0 million for the three and six months ended June 30, 2025, respectively. The decrease of $2.4 million in the comparable three-month periods was primarily due to $1.6 million in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce, $0.4 million in lower facility expenses, $0.2 million in lower research and development lab supplies and contract services expense, $0.2 million in lower manufacturing expenses related to the timing of batch production of our product candidates, offset by an increase of $0.2 million in clinical expenses. The decrease of $7.0 million in the comparable six-month periods was due to $3.3 million in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce, $1.6 million in lower research and development lab supplies and contract services, $1.2 million in lower facility expenses, and $0.9 million in lower process development and manufacturing expense.

General and Administrative Expenses

General and administrative expenses were $2.4 million and $5.2 million for the three and six months ended June 30, 2026, respectively, and $3.5 million and $7.3 million for three and six months ended June 30, 2025, respectively. The decrease of $1.1 million in the comparable three-month periods was due to $0.5 million in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce, a decrease of $0.3 million in lower consulting and professional services and a decrease of $0.2 million in marketing and office related expenses. The decrease of $2.1 million in the comparable six-month period was due to a $1.4 million decrease in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce and a decrease of $0.7 million in consulting and professional services, offset by an increase in facility expenses of $0.2 million.

Impairment Charges

Impairment charges were $0.8 million for the three and six months ended June 30, 2026, respectively. In June 2026, we received a termination notification from a sublessee, which represented a change in circumstances and constituted a triggering event. In response, we performed an impairment evaluation to assess the impact on the carrying value of our long-lived assets. Based on this evaluation, we determined that an impairment charge was required and recognized an impairment loss. There were no impairment charges during the three and six months ended June 30, 2025, respectively.

Other Income, Net

Interest Income, Net

Interest income was $0.2 million and $0.5 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.7 million for the three and six months ended June 30, 2025, respectively. The decrease in interest income, net, in 2026 was due to less cash being invested compared to 2025, and a decrease in interest rates.

Other Income

Other income was $0.5 million and $0.6 million for the three and six months ended June 30, 2026, respectively, and $50,000 and $0.1 million for the three and six months ended June 30, 2025, respectively. Other income did not change significantly from 2025.

Liquidity and Capital Resources

Sources of Liquidity

We incurred net losses of $7.7 million and $15.0 million for the three and six months ended June 30, 2026, respectively, and $8.6 million and $19.6 million for the three and six months ended June 30, 2025, respectively. We have incurred negative cash flows from operations since our inception, with an accumulated deficit of $475.7 million as of June 30, 2026, and we anticipate continuing to incur net operating losses and negative cash flows from operations for the foreseeable future. Under our current operating plans, we believe our cash and cash equivalents and marketable securities of $18.1 million as of June 30, 2026 may be sufficient to fund our operations into first quarter 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the unaudited condensed consolidated financial statements.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(Unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(14,563)	$(22,962)
Investing activities	15,695	25,344
Financing activities	25	14
Net increase in cash, cash equivalents and restricted cash	$1,157	$2,396

Operating Activities

Net cash used in operating activities was $14.6 million and $23.0 million for the six months ended June 30, 2026 and 2025, respectively. Net cash used in operating activities for the six months ended June 30, 2026 was due to our net loss of $15.0 million, adjusted increase for $3.1 million of non-cash charges and decrease for $2.7 million change in operating assets and liabilities. The non-cash charges were comprised of $1.1 million for stock-based compensation, $1.3 million of non-cash lease-related expense, $0.8 million for asset impairment charges and $0.4 million for depreciation and amortization expense, partially offset by $0.4 million of gain on sale of property and equipment and $0.1 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $1.2 million decrease in our accounts payable and accrued expenses and a $1.3 million decrease in operating lease liabilities. Net cash used in operating activities for the six months ended June 30, 2025 was due to our net loss of $19.6 million, adjusted down for $2.7 million of non-cash charges and up for a $6.0 million change in operating assets and liabilities. The non-cash charges comprised $1.3 million for stock-based compensation, $1.2 million of non-cash lease-related expense, and $0.7 million for depreciation and amortization expense, partially offset by $0.4 million for accretion of discount on marketable securities and $0.3 million of gain on sale of property and equipment. The change in net operating assets was due to a $3.4 million decrease in our accounts payable and accrued expenses, a $1.5 million decrease in our deferred revenue, a $1.0 million decrease in our operating lease liabilities, and a $0.2 million increase in our prepaid expenses and other current assets, offset by a $0.1 million increase in other long-term liabilities.

Investing Activities

Net cash provided by investing activities was $15.7 million and $25.3 million for the six months ended June 30, 2026 and 2025, respectively. The net cash provided by investing activities for the six months ended June 30, 2026 was due to $16.2 million in maturities of marketable securities and $0.7 million in proceeds from sales of property and equipment, offset by $1.2 million in purchases of marketable securities. The net cash provided by investing activities for the six months ended June 30, 2025 was due to $39.8 million in maturities of marketable securities and $1.0 million in proceeds from sales of property and equipment, offset by $15.5 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $25,000 and $14,000 for the six months ended June 30, 2026 and 2025, respectively. The net cash provided by financing activities for the six months ended June 30, 2026 was due to net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options. The net cash provided by financing activities for the six months ended June 30, 2025 was due to net proceeds from the issuance of common stock from our employee stock purchase plan.

Funding Requirements

Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities may be sufficient to fund our operations into first quarter 2027. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the filing of these unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Certificate of Amendment of the Amended and Restated Certificates of Incorporation.	8-K	001-39988	3.1	6/6/2025
3.3	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39988	3.1	4/16/2025
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
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

BOLT BIOTHERAPEUTICS, INC.

Date: August 11, 2026	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)