Form 10-Q
period 2026-09-30
Bolt Biotherapeutics, Inc.
filed 2026-11-13
CIK 1641281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 2,607,490 shares of common stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$13,782	$11,703
Short-term investments	1,016	15,802
Restricted cash	200	200
Prepaid expenses and other current assets	2,082	2,555
Total current assets	17,080	30,260
Property and equipment, net	341	1,245
Operating lease right-of-use assets	16,367	19,230
Restricted cash, non-current	1,538	1,538
Long-term investments	247	4,337
Other assets	18	138
Total assets	$35,591	$56,748
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$633	$1,443
Accrued expenses and other current liabilities	3,385	3,717
Deferred revenue	1,066	449
Operating lease liabilities	3,231	2,826
Total current liabilities	8,315	8,435
Operating lease liabilities, net of current portion	17,658	20,132
Deferred revenue, non-current	924	1,544
Other long-term liabilities	132	132
Total liabilities	27,029	30,243
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.00001 par value; 200,000,000 shares authorized at September 30, 2026 and December 31, 2025; 2,154,845 and 1,920,566 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	488,933	487,305
Accumulated other comprehensive loss	(43)	(21)
Accumulated deficit	(480,328)	(460,779)
Total stockholders' equity	8,562	26,505
Total liabilities and stockholders' equity	$35,591	$56,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$2,169	$31	$5,195
Operating expenses:
Research and development	2,209	6,535	12,187	23,545
General and administrative	2,521	3,337	7,741	10,678
Impairment charges	—	—	808	—
Total operating expense	4,730	9,872	20,736	34,223
Loss from operations	(4,730)	(7,703)	(20,705)	(29,028)
Other income (expense), net:
Interest income, net	145	477	599	2,129
Other income, net	163	82	557	154
Total other income (expense), net	308	559	1,156	2,283
Net loss	(4,422)	(7,144)	(19,549)	(26,745)
Net unrealized gain (loss) on marketable securities	1	(4)	(22)	(107)
Comprehensive loss	$(4,421)	$(7,148)	$(19,571)	$(26,852)
Net loss per share, basic and diluted	$(2.25)	$(3.72)	$(10.09)	$(13.94)
Weighted-average shares outstanding, basic and diluted	1,966,084	1,919,441	1,936,954	1,918,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Three Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity

Balance at June 30, 2026	1,926,345	$—	$488,427	$(44)	$(475,906)	$12,477
Vesting of restricted stock	228,500	—	—	—	—	—
Stock-based compensation	—	—	506	—	—	506
Unrealized gain on available-for-sale investments	—	—	—	1	—	1
Net loss	—	—	—	—	(4,422)	(4,422)
Balance at September 30, 2026	2,154,845	$—	$488,933	$(43)	$(480,328)	$8,562

	Three Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2025	1,919,441	$—	$485,852	$(6)	$(447,004)	$38,842
Stock-based compensation	—	—	407	—	—	407
Unrealized loss on available-for-sale investments	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(7,144)	(7,144)
Balance at September 30, 2025	1,919,441	$—	$486,259	$(10)	$(454,148)	$32,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	Nine Months Ended September 30, 2026
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	1,920,566	$—	$487,305	$(21)	$(460,779)	$26,505
Vesting of restricted stock	228,500	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	4,778	—	19	—	—	19
Issuance of common stock upon exercise of stock options	1,001	—	6	—	—	6
Stock-based compensation	—	—	1,603	—	—	1,603
Unrealized loss on available-for-sale investments	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(19,549)	(19,549)
Balance at September 30, 2026	2,154,845	$—	$488,933	$(43)	$(480,328)	$8,562

	Nine Months Ended September 30, 2025
				Accumulated
			Additional	Other		Total
	Common		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	1,916,943	$—	$484,504	$97	$(427,403)	$57,198
Issuance of common stock under employee stock purchase plan	2,498	—	14	—	—	14
Stock-based compensation	—	—	1,741	—	—	1,741
Unrealized loss on available-for-sale investments	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(26,745)	(26,745)
Balance at September 30, 2025	1,919,441	$—	$486,259	$(10)	$(454,148)	$32,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,549)	$(26,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	440	1,036
Stock-based compensation expense	1,603	1,741
Accretion of discount on marketable securities	(132)	(509)
Gain on sale of property and equipment	(245)	(288)
Asset impairment	808	—
Non-cash lease expense	2,055	1,875
Changes in operating assets and liabilities:
Prepaid expenses and other assets	593	(322)
Accounts payable and accrued expenses	(1,142)	(5,233)
Operating lease liabilities	(2,069)	(1,620)
Deferred revenue	(3)	(2,762)
Other long-term liabilities	—	133
Net cash used in operating activities	(17,641)	(32,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13)	(72)
Proceeds from sales of property and equipment	722	963
Purchases of marketable securities	(1,230)	(17,176)
Maturities of marketable securities	20,216	59,513
Net cash provided by investing activities	19,695	43,228
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	25	14
Net cash provided by financing activities	25	14
NET INCREASE IN CASH	2,079	10,548
Cash, cash equivalents and restricted cash at beginning of year	13,441	8,970
Cash, cash equivalents and restricted cash at end of period	$15,520	$19,518
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$13,782	$17,753
Restricted cash	1,738	1,765
Total cash, cash equivalents and restricted cash	$15,520	$19,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BOLT BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of the Business

Bolt Biotherapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing novel immunotherapies for the treatment of cancer. The Company’s pipeline candidates are built on the Company’s deep expertise in myeloid biology and cancer drug development, uniting the targeting precision of antibodies with the power of the innate and adaptive immune system to reprogram the tumor microenvironment for a productive anti-cancer response. The Company is currently completing the Phase 1/2 clinical trial of BDC-4182, its next-generation Boltbody™ immune-stimulating antibody conjugate (“ISAC”) that targets the tumor-associated antigen claudin 18.2. The first-in-human Phase 1/2 clinical trial of BDC-4182 in subjects with gastric and gastroesophageal junction cancer is expected to be completed by the end of 2026.

On October 23, 2026, the Company acquired Prana Therapies, Inc ("Prana"), a Delaware corporation. See Note 12 for additional information. Following the acquisition of Prana, the Company is focusing on pioneering a new generation of half-life-extended multispecific antibodies designed to deliver potentially best-in-disease therapies. Through Prana's proprietary INSPIRE platform, the Company combines complementary therapeutic mechanisms in fully IgG-based molecules designed for differentiated efficacy, extended exposure, and convenient dosing. The Company’s new lead program, PRA-216, is a novel IL-4Rα/TSLP bispecific antibody currently in Phase 2 development in asthma, chronic obstructive pulmonary disease ("COPD"), and atopic dermatitis, with a fourth Phase 2 study planned in eosinophilic esophagitis ("EoE"). In addition to PRA-216, the Company is advancing a wholly owned pipeline of additional INSPIRE-based multispecific programs across diseases with significant unmet need.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to applicable rules and regulations of the SEC regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments, which are normal in nature, that the Company believes are necessary to a fair statement of the Company’s financial position and the results of its operations and cash flows. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments which are necessary for a fair statement of the Company’s financial information. The balance sheet as of December 31, 2025 was derived from the audited financial statements as of that date. The financial statements for the fiscal three and nine months ended September 30, 2026 and 2025 are consolidated and include the accounts of the Company and its subsidiary. Certain reclassifications on the condensed consolidated statements of operations and comprehensive loss have been made to prior period amounts to conform to current period presentation. These interim financial results are not necessarily indicative of results to be expected for the full year or any other period. These unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying unaudited condensed consolidated financial statements do not give effect to the acquisition of Prana or the related private placement financing, which occurred after September 30, 2026. See Note 12 for additional information.

Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bolt Biotherapeutics Australia PTY LTD (which are referred to herein, collectively, as the Company where context requires). Bolt Biotherapeutics Australia PTY LTD did not hold any long-lived assets or generate revenue during and as of the three and nine months ended September 30, 2026 and 2025. All intercompany balances and transactions have been eliminated on consolidation.

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

Liquidity and Going Concern

The Company, which has incurred net losses and negative cash flows from operations since its inception, had an accumulated deficit of $480.3 million as of September 30, 2026. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of $15.0 million.

In October 2026, in connection with the acquisition of Prana, the Company completed a private placement financing (the “Private Placement”) through the sale of Series D Non-Voting Convertible Preferred Stock (the “Series D Preferred Stock”) and accompanying warrants, for aggregate gross proceeds of $120.0 million (see Note 12). Beginning nine months after closing date, a holder may, subject to the conditions, delivery deadlines and exceptions specified in the Certificate of Designation of Preferences, Rights and Limitations of Series D Non-Voting Convertible Preferred Stock (the “Certificate of Designation”), require cash settlement if the Company fails to deliver shares of common stock upon a properly requested conversion. The cash settlement amount is based on the average closing sale price of the Company's common stock over the ten trading days immediately preceding the applicable conversion date and is payable from legally available funds. Accordingly, based on the Company’s current operating plan, along with the Company’s history of operating losses, and given the potential risk of having to repurchase the Series D Preferred Stock, the Company’s current cash, cash equivalents and marketable securities may not be sufficient to fund the Company’s ongoing operations for a period of at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. The Company has concluded that substantial doubt exists about its ability to continue as a going concern.

The Company will be required to raise additional capital by partnering, selling equity, or other means to fund its operations, regardless of whether the Company obtains the requisite stockholder approval to permit the conversion of the Series D Preferred Stock into shares of common stock. If such approval is not obtained, the Company may need to raise further capital to fund any cash settlements related to the Series D Preferred Stock. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that the Company would otherwise plan to develop and market itself.

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

Transaction Costs

The Company expenses transaction costs incurred in connection with potential business combinations, including legal, accounting and advisory fees, in the periods in which the costs are incurred and the related services are received. These costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Costs associated with the issuance of debt or equity securities are accounted for separately in accordance with applicable accounting guidance.

During the three and nine months ended September 30, 2026, the Company recorded $0.5 million of transaction costs related to the acquisition of Prana. See Note 12, for additional information.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. As of September 30, 2026 and December 31, 2025, most of the Company’s funds were invested with a registered investment manager and custodied at one financial institution, with operating cash kept at a separate financial institution, and account balances may at times exceed federally insured limits. Management believes that the Company is not subject to unusual or significant credit risk beyond the normal credit risk associated with commercial banking relationships.

Research and Development Tax Incentive

The Company is eligible to receive a cash refund from the Australian Taxation Office (the “ATO”) for eligible research and development (“R&D”) expenditures under the Australian R&D Tax Incentive Program (the “R&D Tax Incentive”). As these incentives are refundable in cash and are not dependent on future taxable income, the Company recognizes the benefit of the R&D Tax Incentive as a reduction to R&D expense in the condensed consolidated statements of operations when it is probable that (i) the Company will comply with the relevant program requirements and (ii) the incentive will be received. Before the third quarter of 2026, the Company recorded the R&D Tax Incentive only when received because, with no history of claims, receipt was not considered probable. For the three and nine months ended September 30, 2026, the Company received $0.6 million in R&D Tax Incentives for its 2025 claim. The Company also recorded an R&D Tax Incentive of $0.8 million for eligible expenditures during the nine months ended September 30, 2026 and a corresponding receivable of $0.8 million in prepaid and other current assets as of September 30, 2026. As a result, R&D expense was reduced by $1.4 million for both the three and nine months ended September 30, 2026. No amounts were recorded in the 2025 periods.

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

3. Revision of Financial Statements

Background of the Revision

In connection with the preparation of the Company's financial statements as of and for the three and nine months ended September 30, 2026, the Company identified an error in the basic and diluted earnings per share calculation for the three and six months ended June 30, 2026, the three months ended March 31, 2026 and the year ended December 31, 2025. Specifically, the Company's calculation for weighted-average shares outstanding excluded the shares of unvested restricted stock units (“RSUs”) from its shares outstanding and then incorrectly excluded those same shares when calculating weighted-average shares outstanding. This additional deduction understated basic and diluted weighted-average shares outstanding and overstated basic and diluted net loss per share.

In addition, the Company identified an error of $0.4 million for uninvoiced research and development expenses that related to the three months ended March 31, 2026 that were not recorded until the three months ended June 30, 2026. As a result, operating expenses and net loss were understated in the three months ended March 31, 2026 and overstated by the same amount in the three months ended June 30, 2026.

In addition, the Company identified an error of $0.2 million related to the sale of laboratory equipment during the three months ended June 30, 2026. The Company recorded the gain on sale of property and equipment but did not derecognize the equipment’s related net book value. This error resulted in an overstatement of property and equipment, net as of June 30, 2026 and gain on sale of property and equipment for the three and six months ended June 30, 2026.

Although the Company has concluded that these errors are immaterial, individually and in the aggregate, to the previously issued financial statements, the Company is correcting these errors by revising the previously issued unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026, unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026, and consolidated financial statements for the year ended December 31, 2025. The Company will correct previously reported financial information for these errors in its future filings, as applicable.

Effect of the Revision

The following table summarizes the effect of the revision on the affected financial statement line items within the previously reported audited consolidated financial statements and unaudited condensed consolidated financial statements as of the date, and for the periods indicated. The errors had no impact on total cash flows for operating, investing, or financing activities, but did impact line items in the indirect method of operating cash flow presentation as shown below:

	As of June 30, 2026		As of June 30, 2026
	(As Previously Reported)	Adjustments	(As Revised)
	(in thousands)
Condensed Consolidated Balance Sheet
Property and equipment, net	$571	$(163)	$408
Total assets	40,344	(163)	40,181
Accumulated deficit	(475,743)	(163)	(475,906)
Total stockholders' equity	12,640	(163)	12,477
Total liabilities and stockholders' equity	40,344	(163)	40,181
Note 4. Balance Sheet Components
Laboratory equipment	3,441	(1,021)	2,420
Total property and equipment	4,185	(1,021)	3,164
Less accumulated depreciation and amortization	(3,614)	858	(2,756)
Total	571	(163)	408

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2026
	(As Previously Reported)	Adjustments	(As Revised)
	(in thousands, except share and per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss
Research and development	$5,149	$(425)	$4,724
Total operating expenses	8,379	(425)	7,954
Loss from operations	(8,374)	425	(7,949)
Other income, net	476	(163)	313
Net loss	(7,720)	262	(7,458)
Comprehensive loss	(7,753)	262	(7,491)
Net loss per share, basic and diluted	$(4.57)	$0.69	$(3.88)
Weighted-average shares outstanding, basic and diluted	1,690,529	232,456	1,922,985
Condensed Consolidated Statement of Stockholders' Equity
Net loss	(7,720)	262	(7,458)
Accumulated deficit	(475,743)	(163)	(475,906)
Note 9. Net loss per share
Net loss	(7,720)	262	(7,458)
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(232,456)	232,456	—
Weighted average common shares outstanding - basic and diluted	1,690,529	232,456	1,922,985
Net loss per share attributable to common stockholders, basic and diluted	$(4.57)	$0.69	$(3.88)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2026
	(As Previously Reported)	Adjustments	(As Revised)
	(in thousands, except share and per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss
Other income, net	$557	$(163)	$394
Net Loss	(14,964)	(163)	(15,127)
Comprehensive loss	(14,987)	(163)	(15,150)
Net loss per share, basic and diluted	$(8.88)	$1.01	$(7.87)
Weighted-average shares outstanding, basic and diluted	1,685,514	236,633	1,922,147
Condensed Consolidated Statement of Stockholders' Equity
Net loss	(14,964)	(163)	(15,127)
Accumulated deficit	(475,743)	(163)	(475,906)
Condensed Consolidated Statement of Cash Flows
Net loss	(14,964)	(163)	(15,127)
Gain on sale of property and equipment	(404)	163	(241)
Note 9. Net loss per share
Net loss	(14,964)	(163)	(15,127)
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(236,633)	236,633	—
Weighted average common shares outstanding - basic and diluted	1,685,514	236,633	1,922,147
Net loss per share attributable to common stockholders, basic and diluted	$(8.88)	$1.01	$(7.87)

	As of March 31, 2026		As of March 31, 2026
	(As Previously Reported)	Adjustments	(As Revised)
	(in thousands)
Condensed Consolidated Balance Sheet
Accrued expenses and other current liabilities	$2,021	$425	$2,446
Total current liabilities	7,343	425	7,768
Total liabilities	28,205	425	28,630
Accumulated deficit	(468,023)	(425)	(468,448)
Total stockholders' equity	19,822	(425)	19,397
Note 4. Balance Sheet Components
Accrued research and development	449	425	874
Total	2,021	425	2,446

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2026
	(As Previously Reported)	Adjustments	(As Revised)
	(in thousands, except share and per share data)
Condensed Consolidated Statement of Operations and Comprehensive Loss
Research and development	$4,829	$425	$5,254
Total operating expenses	7,627	425	8,052
Loss from operations	(7,601)	(425)	(8,026)
Net loss	(7,244)	(425)	(7,669)
Comprehensive loss	(7,234)	(425)	(7,659)
Net loss per share, basic and diluted	$(4.31)	$0.32	$(3.99)
Weighted-average shares outstanding, basic and diluted	1,680,445	240,855	1,921,300
Condensed Consolidated Statement of Stockholders' Equity
Net loss	(7,244)	(425)	(7,669)
Accumulated deficit	(468,023)	(425)	(468,448)
Condensed Consolidated Statement of Cash Flows
Net loss	(7,244)	(425)	(7,669)
Accounts payable and accrued expenses	(1,403)	425	(978)
Note 9. Net loss per share
Net loss	(7,244)	(425)	(7,669)
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(240,855)	240,855	—
Weighted average common shares outstanding - basic and diluted	1,680,445	240,855	1,921,300
Net loss per share attributable to common stockholders, basic and diluted	$(4.31)	$0.32	$(3.99)

	Year Ended December 31, 2025	Adjustments	Year Ended December 31, 2025
	(As Previously Reported)		(As Revised)
	(in thousands, except share and per share data)
Consolidated Statement of Operations and Comprehensive Loss
Net loss per share, basic and diluted	$(17.85)	$0.45	$(17.40)
Weighted-average shares outstanding, basic and diluted	1,869,924	48,533	1,918,457
Note 10. Net Loss Per Share
Weighted average common stock outstanding subject to cancellation related to restricted stock units	(48,533)	48,533	—
Weighted average common shares outstanding - basic and diluted	1,869,924	48,533	1,918,457
Net loss per share attributable to common stockholders, basic and diluted	$(17.85)	$0.45	$(17.40)

4. Fair Value Measurements and Fair Value of Financial Instruments

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

During the three and nine months ended September 30, 2026, financial assets measured on a recurring basis consist of cash invested in money market accounts, short-term investments, and long-term investments. The fair value of short- and long-term investments is based upon market prices quoted on the last day of the fiscal period or other observable market inputs. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, bids and/or offers.

There were no transfers in or out of Level 3 fair value measurements during the three and nine months ended September 30, 2026 and 2025.

Marketable securities, all of which are classified as available-for-sale securities, consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$1,264	$—	$(1)	$1,263
Total	$1,264	$—	$(1)	$1,263

	December 31, 2025
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Asset-backed securities	$5,334	$6	$—	$5,340
U.S. treasury securities	991	1	—	992
Other agency securities	995	—	—	995
Commercial paper	7,682	1	—	7,683
Corporate debt securities	5,128	1	—	5,129
Total	$20,130	$9	$—	$20,139

As of September 30, 2026, the unrealized losses for available-for-sale investments were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not currently intend to sell the investments. As of September 30, 2026, no allowance for credit losses was recorded and the Company did not recognize any impairment losses related to investments.

The tables below show the gross unrealized losses and fair value of the Company's available-for-sale securities with unrealized losses that are not deemed to have credit losses (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$1,016	$—	$247	$(1)	$1,263	$(1)
Total	$1,016	$—	$247	$(1)	$1,263	$(1)

	December 31, 2025
	Less Than 12 Months		More Than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Asset-backed securities	$1,003	$—	$4,337	$—	$5,340	$—
U.S. treasury securities	992	—	—	—	992	—
Other agency securities	995	—	—	—	995	—
Commercial paper	7,683	—	—	—	7,683	—
Corporate debt securities	5,129	—	—	—	5,129	—
Total	$15,802	$—	$4,337	$—	$20,139	$—

Accrued interest receivable on available-for-sale securities were $3,000 and $0.1 million at September 30, 2026 and December 31, 2025, respectively, which are recorded in the cash and cash equivalents line item on the Company's condensed balance sheets. The Company has not written off any accrued interest receivables for the three and nine months ended September 30, 2026.

As of September 30, 2026 and December 31, 2025, the fair values of the Company’s assets, which are measured at fair value on a recurring basis, were determined using the following inputs (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Money market funds	$10,736	$10,736	$—	$—
Asset-backed securities	1,263	—	1,263	—
Total	$11,999	$10,736	$1,263	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$7,755	$7,755	$—	$—
Asset-backed securities	5,340	—	5,340	—
U.S. treasury securities	992	992	—	—
Other agency securities	995	—	995	—
Commercial paper	7,683	—	7,683	—
Corporate debt securities	5,129	—	5,129	—
Total	$27,894	$8,747	$19,147	$—

5. Balance Sheet Components

Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$2,415	$7,888
Office equipment	386	386
Leasehold improvements	358	358
Total property and equipment	3,159	8,632
Less accumulated depreciation and amortization	(2,818)	(7,387)
Total	$341	$1,245

Depreciation expense related to property and equipment was $0.1 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Sale of Property and Equipment, net

During the nine months ended September 30, 2026, the Company sold certain laboratory equipment for proceeds of $0.7 million and recognized a gain on disposal of $0.2 million. During the nine months ended September 30, 2025, the Company sold certain laboratory equipment for proceeds of $1.0 million and recognized a gain on disposal of $0.3 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development	$1,911	$1,043
Accrued compensation	451	1,642
Accrued restructuring charges	—	744
Accrued other	1,023	288
Total	$3,385	$3,717

6. Collaborations

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

In the Toray Agreement, the Company has identified one bundled performance obligation which includes the license rights, research and development services and services associated with participation on a joint steering committee. The transaction price includes the $1.5 million allocated from the Series T convertible preferred stock and $2.1 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Amounts are billed based on estimated variable consideration in the quarter ahead of performance and are trued up on the subsequent quarter’s invoice following the work performed. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2026 and December 31, 2025, receivables of zero and $45,000 related to research and development services performed under the Toray Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2026, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $0.8 million at period-end were recorded in deferred revenue with $0.3 million in current liabilities and $0.5 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company's contract liability (in thousands):

Balance at December 31, 2025	$820
Addition—amount billed or accrued for research and development services	13
Revenue recognized	(18)
Balance as of September 30, 2026	$815

The Company recorded zero and $18,000 in revenue during the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million in revenue during the three and nine months ended September 30, 2025. The Toray Agreement includes both fixed and variable considerations. Under the Toray Agreement, the Company will be compensated for early-stage development and manufacturing activities based on agreed full-time equivalent rates and actual out of pocket costs through the completion of the first Phase 1 clinical trial for the collaboration product candidate and Toray is entitled to reimbursement for 50% of such development costs from the Company’s share of revenues collected from the sale or licensing of collaboration products. Although the legal term of the agreement is until collaboration products are no longer sold in the territories covered under the agreement, the parties have present enforceable rights and obligations through the end of the first Phase 1 clinical trial, after which both parties can opt out of continued development under the agreement. As such, the accounting term of the Toray Agreement is considered to terminate upon completion of the first Phase 1 clinical trial. After the conclusion of the first Phase 1 clinical trial, the parties will share equally all costs of development activities necessary for obtaining regulatory approval of collaboration products in the indications in the territories covered under the agreement, unless either party elects to opt out of its co-funding obligations or reduce them by half, which election can be on a region-by-region basis or for the territories covered under the agreement as a whole. Such optional additional items will be accounted for as contract modifications when development advances past certain milestones and the parties both exercise their opt-in rights.

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

In the Genmab Agreement, the Company has identified one bundled performance obligation that includes the license rights, research and development services, and services associated with participation on a joint research committee. The transaction price includes the $10.0 million upfront payment, the $1.4 million allocated from the Genmab SPA, and $12.4 million of estimated variable consideration related to compensation for research and development services at the agreed upon full-time employee rate and third-party costs. Collaboration revenue is recognized over time proportionate to the costs that the Company has incurred to perform the services using an input method as a measure of progress towards satisfying the performance obligation, which is based on project hours. Compensation for the research and development services are billed in the quarter based on actual hours incurred to satisfy the performance obligation. The cumulative effect of revisions to estimated hours to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. As of September 30, 2026 and December 31, 2025, receivables of zero and $0.6 million related to research and development services performed under the Genmab Agreement were recorded as part of the prepaid expenses and other current assets line item on the balance sheet. Deferred revenue allocated to the unsatisfied performance obligation is recorded as a contract liability on the balance sheet and will be recognized over time as the services are performed. As of September 30, 2026, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.8 million in current liabilities and $0.4 million in non-current liabilities on the balance sheet based on the forecasted periods of performance. As of December 31, 2025, contract liabilities totaling $1.2 million were recorded in deferred revenue with $0.1 million in current liabilities and $1.1 million in non-current liabilities on the balance sheet based on the forecasted periods of performance.

The following table presents changes in the Company contract liability (in thousands):

Balance at December 31, 2025	$1,173
Addition—amount billed for research and development services	15
Revenue recognized	(13)
Balance as of September 30, 2026	$1,175

The Company recorded zero and $13,000 in revenue during the three and nine months ended September 30, 2026, respectively, and $2.1 million and $5.0 million in revenue during the three and nine months ended September 30, 2025, respectively, based on services performed under the Genmab Agreement during the period. Under the Genmab Agreement, the Company will be compensated for agreed research and development services and third party costs through initial clinical proof of concept of the therapeutic candidates, which also represents the period of time both parties have enforceable rights and obligations. As such, the accounting term of the Genmab Agreement is considered to terminate upon completion of the initial clinical proof of concept of the therapeutic candidates, after which Genmab has the option to develop and commercialize up to three therapeutic candidates and the Company has the option to participate in development and commercialization of one candidate. The Genmab Agreement includes optional additional items which will be accounted for as contract modifications after initial clinical proof of concept of the therapeutic candidates. With respect to each candidate for which a party has exercised its program opt-in rights and has exclusive global rights, the other party is eligible to receive potential development and sales-based milestone payments and tiered royalties, subject to certain customary reductions, the amount of all such considerations will vary based on the market potential of the applicable territory for which such party has exercised its program opt-in rights. Under the Genmab Agreement, the Company is eligible to receive total potential milestone payments of up to $125.0 million in development milestones and $160.0 million in sale milestones per therapeutic candidate exclusively developed and commercialized by Genmab, along with tiered royalties at rates from a single-digit to mid-teens percentage based on net sales of each therapeutic candidate. However, given the current phase of development of therapeutic candidates under the Genmab Agreement, the Company cannot estimate the probability or timing of achieving these milestones, and, therefore, has excluded all milestone and royalty payments from the transaction prices of the agreement.

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

Sublease Arrangements

The Company subleases portions of its leased facilities under arrangements associated with its Chesapeake Master Lease of over 30,000 square feet of its facilities with various subtenants. Sublease rental income is recorded as a reduction of general and administrative expenses, as the amounts represent recoveries of operating costs rather than revenues from the Company’s primary business activities. Under these arrangements, rent is subject to scheduled increases, and the subtenants are responsible for certain operating expenses and taxes. In June 2026, a sublessee notified the Company that it was exercising its contractual right to terminate the sublease by providing the required 15 months' notice prior to the contractual expiration date.

June 2026 Impairment

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

The carrying value of the asset grouping was compared to its estimated fair value. The analysis measured the undiscounted cash flows over the remaining lease term, by utilizing key market based assumptions such as rent, lease terms, lease up costs, and a discount rate. It also considered current market lease rates and applied a discount rate of 8.0%. These represented Level 3 nonrecurring fair value measurements. Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $0.8 million on the right-of-use assets, disclosed in Impairment charges on the condensed consolidated income statement, for the nine months ended September 30, 2026. There were no impairment charges recognized during the three months ended September 30, 2026. The Company remains the primary obligor under the head leases and will bear the remaining lease obligations through 2031.

Sublease income from the sublease agreements were approximately $0.4 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.0 million during the same periods in 2025, respectively.

The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of September 30, 2026 were 4.7 years and 11.9%, respectively, for the operating leases. The weighted-average remaining lease term and discount rate related to the Company’s lease liabilities as of December 31, 2025 were 5.4 years and 11.9%, respectively, for the operating leases. The Company lease discount rates are based on estimates of its incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined. As the Company does not have any outstanding debt, the Company estimates the incremental borrowing rate based on its estimated credit rating and available market information.

Cash required as security for our operating leases is secured by a letter of credit on behalf of the lessor in the amount of approximately $1.5 million and is recorded as restricted cash on the balance sheet as of September 30, 2026 and December 31, 2025.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total operating lease cost	$912	$978	$2,760	$3,042

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating cash outflows from operating leases	$4,030	$3,799

The following is a schedule by year for future maturities of the Company’s operating lease liabilities and sublease income to be received as of September 30, 2026 (in thousands):

	Operating Leases	Sublease Income
Remainder of 2026	$1,367	$448
2027	5,584	1,099
2028	5,775	—
2029	5,974	—
2030	6,179	—
Thereafter	2,611	—
Total lease payments	27,490	1,547
Less interest	(6,601)	—
Total	$20,889	$1,547

Second Lease Agreement Amendment

On October 1, 2026, the Company entered into the Second Amendment to Lease (the “Second Lease Amendment”) with HCP LS Redwood City LLC (the “Landlord”), amending the Chesapeake Master Lease to accelerate the lease expiration and provide for certain termination payments. Following the October 2026 acquisition of Prana, the Company and the Landlord agreed to a lease expiration date of January 1, 2027. These subsequent events are not reflected in the September 30, 2026 lease balances or contractual payment and receipt schedules presented above. See Note 12 for additional information.

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

Guarantees and Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. As of September 30, 2026, the Company did not have any material indemnification claims that were probable or reasonably possible and, consequently, had not recorded related liabilities.

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

8. Restructuring

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

The following table provides details on the Company's restructuring and other charges (in thousands):

Liability balance, December 2025	$744
Adjustments in the period	(47)
Cash payments	(697)
Balance as of September 30, 2026	$—

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

In addition, in January 2021, the Company’s board of directors and stockholders adopted the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorized issuance of up to 21,000 shares of common stock and it became effective upon the execution of the underwriting agreement for the Company’s IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation. Employees purchase shares of common stock at a price per share equal to 85% of the lower of the fair market value at the start or end of six-month purchase periods within the two-year offering period. In addition, the number of shares of common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year that commences after the ESPP became effective and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, (2) 42,000 shares, and (3) a number of shares determined by the Company's board of directors. As a result, common stock reserved for issuance under the 2021 ESPP was increased by 19,205 shares on January 1, 2026. During the nine months ended September 30, 2026 and 2025, there were 4,778 and 2,498 shares issued under the ESPP, respectively.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$206	$175	$683	$785
General and administrative	300	232	920	956
Total	$506	$407	$1,603	$1,741

Restricted Stock Units

In October 2025, the Company issued 249,500 RSUs under the 2021 Plan at a grant date fair value of $5.61 per share. These RSUs were subject to cliff vesting on September 15, 2026, subject to the employee's continued employment with, or services to, the Company on the vesting date. Each RSU represented the right to receive one share of the Company's common stock when and if the applicable vesting conditions were satisfied. On September 15, 2026, a total of 228,500 RSUs vested, net of forfeitures.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding, but subject to repurchase by the Company (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,422)	$(7,144)	$(19,549)	$(26,745)
Denominator:
Weighted average common shares outstanding - basic and diluted	1,966,084	1,919,441	1,936,954	1,918,014
Net loss per share attributable to common stockholders, basic and diluted	$(2.25)	$(3.72)	$(10.09)	$(13.94)

Potentially dilutive shares to be issued under the ESPP as of September 30, 2026 and 2025 were not included in the calculation of diluted net loss per share because they would be anti-dilutive and were immaterial. In addition, potential dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2026	2025
Common stock options issued and outstanding	507,827	533,190
Total	507,827	533,190

11. Segment Reporting

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (CODM), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. Based on the information used by the CODM to allocate resources, the Company has determined it operates in one segment. The Company’s operating segment generates revenue from its development agreements with Toray and Genmab, as described in Note 6.

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

As of September 30, 2026 and December 31, 2025, all of the Company’s property and equipment was maintained in the United States. For the three and nine months ended September 30, 2026 and 2025, all of the Company’s revenue was generated and incurred in the United States.

Research and development and general and administrative expenses are significant segment expenses regularly provided to the CODM with the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Significant Segment Expenses:
Personnel related costs	$824	2,896	$4,967	11,563
Clinical trial expenses	1,103	1,161	3,583	3,525
Facilities expense	1,244	1,478	4,148	4,947
Other research and development expenses	(852)	1,657	665	5,830
Other general and administrative expenses	1,839	1,984	4,522	5,581
Stock-based compensation expense	506	407	1,603	1,741
Other segment expenses (1)	66	289	440	1,036
Total significant segment expenses	4,730	9,872	19,928	34,223
Impairment charges	—	—	808	—
Total operating expenses	4,730	9,872	20,736	34,223

_______________

(1) Other segment expenses include depreciation expense and other miscellaneous expenses.

12. Subsequent Events

Second Lease Agreement Amendment

On October 1, 2026, the Company entered into the Second Amendment to Lease (the “Second Lease Amendment”) with HCP LS Redwood City LLC (the “Landlord”), amending the Chesapeake Master Lease. The amendment accelerated the lease expiration date to the earlier of (i) December 31, 2027, or (ii) 60 days following the closing of a financing or other strategic transaction (a “Corporate Transaction”). Upon execution, the Company paid the Landlord $1.0 million and acknowledged the Landlord’s right to draw the existing $1.5 million letter of credit in its entirety. The amendment also provides for an additional $4.5 million termination payment upon the closing of a Corporate Transaction.

Effective October 1, 2026, the Company’s ongoing rent and operating expense obligations for the premises are not significant. Under the Second Lease Amendment, the Company agreed to maintain its existing sublease arrangements for portions of the 800 Chesapeake Drive building and remit to the Landlord 100% of the sublease rent and common area maintenance payments received from each subtenant.

Pursuant to the Second Lease Amendment, the October 2026 acquisition of Prana triggered the $4.5 million termination payment. The Company paid the termination payment in October 2026. The Company and the Landlord also agreed to a lease expiration date of January 1, 2027.

The Company is evaluating the accounting effects of the Second Lease Amendment and the subsequent transaction, including the effects on its operating lease right-of-use assets, lease liabilities and sublease arrangements. These subsequent events are not reflected in the September 30, 2026 lease balances or contractual payment and receipt schedules presented above. The related accounting effects will be reflected in the fourth quarter of 2026.

Merger with Prana Therapies

On October 23, 2026, the Company acquired Prana pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Prince Merger Sub I, Inc., a wholly owned subsidiary of the Company, merged with and into Prana, with Prana surviving as a wholly owned subsidiary of the Company. Immediately thereafter, Prana merged with and into Prince Merger Sub II, LLC, another wholly owned subsidiary of the Company, with Prince Merger Sub II, LLC surviving (together, the “Merger”). Due to the proximity of the acquisition date to the Company’s filing of its quarterly report on Form 10-Q for the three and nine months ended September 30, 2026, the initial accounting for the Prana acquisition is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including whether the transaction constitutes the acquisition of a business or an asset acquisition, the determination of which party is the accounting acquirer, the fair value of the assets acquired, and the resulting allocation of the purchase price of the acquisition.

Under the Merger Agreement, the Company issued to the former Prana stockholders 430,746 shares of common stock and 16,360.929 shares of Series D Preferred Stock, each share of which is convertible into 1,000 shares of common stock, subject to certain conditions. The Company agreed to call and hold stockholders’ meetings as soon as practicable to approve the conversion and other matters as specified in the Merger Agreement. The Company also assumed Prana’s outstanding and unexercised stock options, whether vested or unvested, and converted them into options to purchase the Company’s common stock, with share numbers and exercise prices adjusted in accordance with the Merger Agreement. The assumed options may not be exercised until the stockholder approvals specified in the Merger Agreement have been obtained. Approval of the Company’s stockholders was not required to consummate the Merger.

Private Placement Financing

On October 23, 2026, concurrent with the Merger, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional and accredited investors and sold and issued 13,995.311 shares of Series D Preferred Stock and accompanying warrants for aggregate gross proceeds of $120.0 million (not including any cash proceeds that may be received upon the exercise of such warrants), before deducting placement agent fees and other offering expenses. The private placement closed on October 26, 2026.

The accompanying warrants provide for the purchase of shares of common stock, or Series D Preferred Stock in the circumstances specified in the warrants, in each case equal to 50% of the shares of Series D Preferred Stock purchased under the Purchase Agreement. The exercise price is $8.5743 per common share or $8,574.30 per Series D Preferred Stock share, in each case subject to adjustment. Except as provided for certain fundamental transactions, the warrants become exercisable upon the automatic conversion of the Series D Preferred Stock. The warrants expire on the earlier of (i) 30 days after the Company’s first public disclosure of top-line first-in-human results from its Program 2 Phase 1 trial of an IL-31 bispecific antibody, including at least two subcutaneous single-ascending-dose cohorts of approximately eight subjects per group with at least eight weeks of post-dose follow-up, similar to the Phase 1 data previously generated for PRA-216, and (ii) June 30, 2028. The warrants are exercisable only for cash and full exercise of all the warrants for cash would generate approximately $60.0 million in additional gross proceeds. There can be no assurance that any warrants will be exercised.

Each share of Series D Preferred Stock is convertible into 1,000 shares of common stock, subject to adjustment. Subject to applicable beneficial ownership limitations, automatic conversion occurs on the third business day after the Company obtains the requisite stockholder approval permitting such conversion in accordance with the applicable stockholder approval requirements of the Nasdaq Stock Market. A holder’s beneficial ownership limit is initially between 4.99% and 19.99%, as designated by the holder, or 9.99% if the holder has not designated a limit. Increases require 61 days’ notice and may not exceed 19.99%; decreases are effective upon notice. Shares prevented from converting by an applicable ownership limit remain outstanding. The Series D Preferred Stock generally has no voting rights, except as required by law or specified in the Certificate of Designation, including protective approval rights over specified corporate actions. Holders participate in dividends, other than common-stock dividends, and liquidation distributions on an as-converted basis, without regard to beneficial ownership limitations, as provided in the Certificate of Designation.

While any Series D Preferred Stock remains outstanding, the affirmative vote of holders of a majority of the outstanding Series D Preferred Stock is required for the Company to (i) amend the Certificate of Designation or otherwise alter its charter documents or preferred-stock designations in a manner that adversely affects the rights, preferences, privileges or powers of, or restrictions for the benefit of, the Series D Preferred Stock; (ii) increase or decrease the number of authorized Series D preferred shares, other than through conversion, cancellation or retirement in accordance with the Certificate of Designation; (iii) before automatic conversion, consummate a Fundamental Transaction, as defined in the Certificate of Designation, or specified mergers, consolidations, stock sales or other business combinations involving a change in majority voting power or issuance of securities representing more than a majority of the Company’s pre-transaction voting power; (iv) before automatic conversion, authorize or issue any class or series of stock with powers, preferences or rights senior to those of the Series D Preferred Stock; (v) amend, waive or modify the Merger Agreement in a manner reasonably likely to prevent, impede or materially delay the requisite stockholder approval or automatic conversion; or (vi) enter into an agreement to take any of the foregoing actions. These protective approval rights did not require a separate Series D holder approval of the consummation of the transactions contemplated by the Merger Agreement or the Purchase Agreement, including the issuance of Series D Preferred Stock under those agreements.

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
•
our ability to integrate Prana’s business and realize the anticipated benefits of the Merger;
•
our plans to obtain post-closing stockholder approvals, register securities issued in the Merger and Private Placement and satisfy obligations under the Merger and Private Placement documents;
•
our expected cash runway, future capital requirements, potential warrant exercise proceeds and ability to meet potential cash-settlement obligations under the Certificate of Designation;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Except as otherwise indicated herein or as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Bolt Bio,” “the Company,” “we,” “us” and “our” refer to Bolt Biotherapeutics, Inc.

Overview

Since the acquisition of Prana Therapies, Inc. on October 23, 2026, we are now pioneering a new generation of half-life-extended multispecific antibodies designed to deliver best-in-disease therapies. Our lead program is now PRA-216, a novel IL-4Rα/TSLP bispecific antibody currently in Phase 2 development in asthma, chronic obstructive pulmonary disease, and atopic dermatitis, with a fourth Phase 2 study planned in eosinophilic esophagitis. Through Prana's INSPIRE platform we combine complementary therapeutic mechanisms in fully IgG-based molecules designed for differentiated efficacy, extended exposure, and convenient dosing. In addition to PRA-216, we are advancing a wholly owned pipeline of additional INSPIRE-based multispecific programs across diseases with significant unmet need.

PRA-216 demonstrated rapid, deep, and durable pharmacodynamic activity across multiple key Type 2 inflammatory biomarkers, including inhibition of pSTAT6 (100%) and reductions in serum TARC (up to 50%), blood eosinophils (up to 100%) and IgE (up to 25%), for at least 12 weeks in the 600 mg MAD cohort. Together, these results are consistent with sustained dual inhibition of the IL-4Rα and TSLP pathways and support the potential for differentiated, deeper disease control with infrequent dosing.

We are concluding the Phase 1/2 clinical trial of BDC-4182, our next-generation Boltbody™ ISAC that targets the tumor-associated antigen claudin 18.2. Claudin 18.2 is a clinically validated target in oncology that is commonly expressed in gastric/gastroesophageal junction cancer. While BDC-4182 was supported by in vitro and in vivo experiments demonstrating potent anti-tumor activity in multiple preclinical models and enhanced anti-tumor activity compared to cytotoxic antibody-drug conjugates, or ADCs, in murine tumor models, it has not met our target for efficacy in the clinical trial. BDC-4182 demonstrated acceptable safety and potent immune stimulation, and a best response of stable disease in 53% of the patients treated with BDC-4182 dosed every two weeks. The first-in-human Phase 1/2 clinical trial of BDC-4182 in subjects with gastric and gastroesophageal junction cancer is expected to complete by the end of this year.

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

We have incurred operating losses since our inception. Our net losses were $4.4 million and $19.5 million for the three and nine months ended September 30, 2026, respectively, and $7.1 million and $26.7 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $480.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:

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

Merger with Prana Therapies

On October 23, 2026, we acquired Prana, in accordance with the terms of the Agreement and Plan of Merger, or the Merger Agreement, by and among Bolt, Prince Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Bolt, or First Merger Sub, Prince Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of Bolt, or Second Merger Sub, and Prana. Pursuant to the Merger Agreement, First Merger Sub merged with and into Prana, pursuant to which Prana was the surviving corporation and became a wholly owned subsidiary of Bolt, or the First Merger. Immediately following the First Merger, Prana merged with and into Second Merger Sub, pursuant to which Second Merger Sub was the surviving entity; together with the First Merger, we refer to this as the Merger. Due to the proximity of the acquisition date to our filing of the quarterly report on Form 10-Q for the three months ended September 30, 2026, the initial accounting for the Prana acquisition is incomplete, and therefore we are unable to disclose certain information required by ASC 805, Business Combinations, including whether the transaction constitutes the acquisition of a business or an asset acquisition, the fair value of the assets acquired, and the resulting allocation of the cost of the acquisition.

Under the Merger Agreement, we issued the former Prana stockholders 430,746 shares of common stock and 16,360.929 shares of Series D Non-Voting Convertible Preferred Stock, or the Series D Preferred Stock, each share of which is convertible into 1,000 shares of common stock, subject to certain conditions. We agreed to call and hold stockholders’ meetings as soon as practicable to approve the conversion and other matters as specified in the Merger Agreement. We also assumed Prana’s outstanding stock options and converted them into options to purchase our common stock, subject to the adjustments and restrictions in the Merger Agreement. The assumed options may not be exercised until the stockholder approvals specified in that agreement have been obtained. Approval of our stockholders was not required to consummate the Merger.

Private Placement Financing

On October 23, 2026, concurrent with the Merger, we entered into a securities purchase agreement, or the Purchase Agreement, with certain institutional and accredited investors and sold and issued 13,995.311 shares of Series D Preferred Stock and accompanying warrants for aggregate gross proceeds of $120.0 million (not including any cash proceeds that may be received upon the exercise of such warrants), before deducting placement agent fees and other offering expenses, or the Private Placement. The Private Placement closed on October 26, 2026.

The accompanying warrants provide for the purchase of shares of common stock or shares of Series D Preferred Stock under certain circumstances specified in the warrants, equal to 50% of the shares of Series D Preferred Stock purchased pursuant to the Purchase Agreement, at exercise prices of $8.5743 per common share or $8,574.30 per Series D preferred share, subject to adjustment. Except as provided for certain fundamental transactions, the warrants become exercisable upon automatic conversion of the Series D Preferred Stock. The warrants expire on the earlier of (i) June 30, 2028 and (ii) 30 days after the first public disclosure of the specified top-line first-in-human data from our Program 2 Phase 1 IL-31 bispecific trial. The required disclosure includes at least two subcutaneous single-ascending-dose cohorts of approximately eight subjects per group with at least eight weeks of post-dose follow-up, similar to the Phase 1 data previously generated for PRA-216. The warrants are only exercisable for cash and full exercise of the warrants for cash would generate $60.0 million in additional gross proceeds, but there can be no assurance that any warrants will be exercised.

Each share of Series D Preferred Stock is convertible into 1,000 shares of common stock, subject to adjustment. Subject to beneficial ownership limitations, automatic conversion occurs on the third business day after requisite stockholder approval. The Series D Preferred Stock generally has no voting rights, except for protective rights and as otherwise specified in the Certificate of Designation or required by law, and participates in dividends and liquidation distributions on an as-converted basis as specified in the Certificate of Designation. Beginning nine months after initial issuance, holders may, subject to the Certificate of Designation’s conditions, delivery deadlines and exceptions, require cash settlement for common shares that we fail to deliver upon a properly requested conversion. The settlement amount is based on the average closing sale prices of our common stock over the ten trading days immediately preceding the applicable conversion date and is payable from legally available funds. This remedy is not a general repurchase right triggered solely by failure to obtain stockholder approval within twelve months.

See Note 12, “Subsequent Events,” to our unaudited condensed consolidated financial statements for additional information.

Second Lease Agreement Amendment

On October 1, 2026, we entered into the Second Amendment to Lease, or the Second Lease Amendment, with HCP LS Redwood City LLC, as landlord, or HCP. The Second Lease Amendment amends that certain lease agreement, dated August 7, 2020, as previously amended, or the Chesapeake Master Lease, by and between us and HCP, relating to our corporate office, laboratory and vivarium facilities located at 800 and 900 Chesapeake Drive, Redwood City, California.

Pursuant to the execution of the Second Lease Amendment, we paid HCP $1.0 million and acknowledged, and agreed, that HCP has the right to draw the existing $1.5 million letter of credit in its entirety. We and HCP also agreed to an accelerated lease expiration date of December 31, 2027, or earlier following the closing of a financing or other strategic transaction, a

Corporate Transaction. The Second Lease Amendment provides that, upon the closing of a Corporate Transaction, we would pay HCP an additional $4.5 million termination payment, which was triggered by our acquisition of Prana, and we and the HCP agree to an accelerated lease expiration date of January 1, 2027

Effective October 1, 2026, our ongoing rent and operating expense obligations for the premises are not significant. Under the Second Lease Amendment, we agreed to maintain our existing sublease arrangements for portions of the 800 Chesapeake Drive building and remit to HCP 100% of the sublease rent and common area maintenance payments received from each subtenant.

Pursuant to the Second Lease Amendment, the October 23, 2026 acquisition of Prana triggered the $4.5 million termination payment and an accelerated lease expiration date of January 1, 2027. We paid the termination payment in October 2026.

We are evaluating the accounting effects of the Second Lease Amendment and the acquisition of Prana, including the effects on its operating lease right-of-use assets, lease liabilities and sublease arrangements. These subsequent events are not reflected in the September 30, 2026 lease balances or contractual payment and receipt schedules presented above. The related accounting effects will be reflected in the fourth quarter of 2026.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs and consultants in connection with our clinical and preclinical studies and costs related to manufacturing materials for our studies. Since our inception and through September 30, 2026, the majority of our third-party expenses were related to the research and development of BDC-4182, BDC-3042, trastuzumab imbotolimod and other product candidates. We expect that a substantial portion of our research and development expenses following the acquisition of Prana will relate to PRA-216 and the other Prana clinical and pre-clinical programs. With the exception of costs incurred to satisfy our performance obligations under our collaboration agreements, we do not allocate employee costs and costs associated with our discovery efforts, laboratory supplies, and facilities, including other indirect costs, to specific product candidates as these costs are associated with multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research as well as for managing our preclinical development, process development, manufacturing, and clinical development activities. We deploy our personnel across all of our research and development activities and, as our employees work across multiple programs, we do not currently track our costs by product candidate.

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

Other Income

Other income consists of income earned from miscellaneous activities not core to our business.

Results of Operations

Comparison of the Three and Nine Months Ended 2026 and 2025

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(Unaudited, in thousands)			(Unaudited, in thousands)
Collaboration revenue	$—	$2,169	$(2,169)	$31	$5,195	$(5,164)
Operating expenses:
Research and development	2,209	6,535	(4,326)	12,187	23,545	(11,358)
General and administrative	2,521	3,337	(816)	7,741	10,678	(2,937)
Impairment charges	—	—	—	808	—	808
Total operating expenses	4,730	9,872	(5,142)	20,736	34,223	(13,487)
Loss from operations	(4,730)	(7,703)	2,973	(20,705)	(29,028)	8,323
Other income (expense), net:
Interest income, net	145	477	(332)	599	2,129	(1,530)
Other income, net:	163	82	81	557	154	403
Total other income (expense), net	308	559	(251)	1,156	2,283	(1,127)
Net loss	$(4,422)	$(7,144)	$2,722	$(19,549)	$(26,745)	$7,196
Net unrealized (loss) gain on marketable securities	1	(4)	5	(22)	(107)	85
Comprehensive (loss) gain	$(4,421)	$(7,148)	$2,727	$(19,571)	$(26,852)	$7,281

Collaboration Revenue

Revenue was zero and $31,000 for the three and nine months ended September 30, 2026, respectively, and $2.2 million and $5.2 million for the three and nine months ended September 30, 2025, respectively. The decrease in revenue is primarily due to limited activities with our collaboration partners. Our revenue in 2025 was due to continued progress in our collaborations as we fulfill our performance obligations to our collaboration partners. We expect our collaboration revenue to vary from period to period, and we may have periods of little to no activity depending on the development timeline and activities with our collaboration partners.

Research and Development Expenses

Research and development expenses were $2.2 million and $12.2 million for the three and nine months ended September 30, 2026, respectively, and $6.5 million and $23.5 million for the three and nine months ended September 30, 2025, respectively. The decrease of $4.3 million in the comparable three-month periods was primarily due to $1.4 million in research and development tax credit incentives, $1.2 million in lower personnel-related expenses due to a decrease in headcount primarily related to the October 2025 reduction in workforce and lower incentive compensation expense, $0.8 million in lower research and development lab supplies and contract services expense, $0.6 million in lower facility expenses, $0.3 million in lower manufacturing expenses related to the timing of batch production of our product candidates, and $0.1 million in lower clinical expenses, offset by $0.1 million increase in other expenses.

The decrease of $11.3 million in the comparable nine-month periods was due to $4.5 million in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce and lower incentive compensation expense, $2.0 million in lower research and development lab supplies and contract services, $1.7 million in lower facility expenses, $1.4 million in research and development tax credit incentive, $1.2 million in lower process development and manufacturing expense, and $0.5 million in lower consulting and travel expenses, offset by $0.1 million increase in other expenses.

General and Administrative Expenses

General and administrative expenses were $2.5 million and $7.7 million for the three and nine months ended September 30, 2026, respectively, and $3.3 million and $10.7 million for three and nine months ended September 30, 2025, respectively. The decrease of $0.8 million in the comparable three-month periods was due to $0.8 million in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce and lower bonus expense.

The decrease of $3.0 million in the comparable nine-month period was due to a $2.3 million decrease in lower personnel-related expenses due to a decrease in headcount related to the October 2025 reduction in workforce and a decrease of $1.0 million in consulting and professional services, offset by an increase in facility expenses of $0.4 million.

Impairment Charges

Impairment charges were zero and $0.8 million for the three and nine months ended September 30, 2026, respectively. In June 2026, we received a termination notification from a sublessee, which represented a change in circumstances and constituted a triggering event. In response, we performed an impairment evaluation to assess the impact on the carrying value of our long-lived assets. Based on this evaluation, we determined that an impairment charge was required and recognized an impairment loss. There were no impairment charges during the three and nine months ended September 30, 2025, respectively.

Other Income, Net

Interest Income, Net

Interest income was $0.1 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.5 million and $2.1 million for the three and nine months ended September 30, 2025, respectively. The decrease in interest income, net, in 2026 was due to less cash being invested compared to 2025, and a decrease in interest rates.

Other Income

Other income was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively. Other income did not change significantly from 2025.

Liquidity and Capital Resources

Sources of Liquidity

We incurred net losses of $4.4 million and $19.5 million for the three and nine months ended September 30, 2026, respectively, and $7.1 million and $26.7 million for the three and nine months ended September 30, 2025, respectively. We have incurred negative cash flows from operations since our inception, with an accumulated deficit of $480.3 million as of September 30, 2026, and we anticipate continuing to incur net operating losses and negative cash flows from operations for the foreseeable future. Under our current operating plans, we believe our cash and cash equivalents and marketable securities of $15.0 million as of September 30, 2026, together with the proceeds from the October 2026 private placement financing, may be sufficient to fund our operations into 2028. Once the Series D Preferred Stock converts to common stock and we successfully deliver the shares of common stock, we expect to have more than twelve months of operating runway. However, while the Series D Preferred is subject to a potential cash settlement, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the issuance of the unaudited condensed consolidated financial statements.

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

Summary Cash Flows

The following table sets forth a summary of our cash flows for each of the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(Unaudited, in thousands)
Net cash (used in) provided by:
Operating activities	$(17,641)	$(32,694)
Investing activities	19,695	43,228
Financing activities	25	14
Net increase in cash, cash equivalents and restricted cash	$2,079	$10,548

Operating Activities

Net cash used in operating activities was $17.6 million and $32.7 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities for the nine months ended September 30, 2026 was due to our net loss of $19.5 million, adjusted increase for $4.5 million of non-cash charges and decrease for $2.6 million change in operating assets and liabilities. The non-cash charges were comprised of $2.1 million of non-cash lease-related expense, $1.6 million for stock-based compensation, $0.8 million for asset impairment charges, and $0.4 million for depreciation and amortization expense partially offset by $0.2 million of gain on sale of property and equipment and $0.1 million for accretion of discount on marketable securities. The change in net operating assets was primarily due to a $2.1 million decrease in operating lease liabilities, a $1.1 million decrease in our accounts payable and accrued expenses, offset by a $0.6 million decrease in our prepaid expenses and other current assets.

Net cash used in operating activities for the nine months ended September 30, 2025 was due to our net loss of $26.7 million, adjusted down for $3.9 million of non-cash charges and up for a $9.8 million change in operating assets and liabilities. The non-cash charges comprised $1.7 million for stock-based compensation, $1.9 million of non-cash lease-related expense, and $1.0 million for depreciation and amortization expense, partially offset by $0.5 million for accretion of discount on marketable securities and $0.3 million of gain on sale of property and equipment. The change in net operating assets was due to a $5.2 million decrease in our accounts payable and accrued expenses, a $2.8 million decrease in our deferred revenue, a $1.6 million decrease in our operating lease liabilities, and a $0.3 million decrease in our prepaid expenses and other current assets, offset by a $0.1 million increase in other long-term liabilities.

Investing Activities

Net cash provided by investing activities was $19.7 million and $43.2 million for the nine months ended September 30, 2026 and 2025, respectively. The net cash provided by investing activities for the nine months ended September 30, 2026 was due to $20.2 million in maturities of marketable securities and $0.7 million in proceeds from sales of property and equipment, offset by $1.2 million in purchases of marketable securities. The net cash provided by investing activities for the nine months ended September 30, 2025 was due to $59.5 million in maturities of marketable securities and $1.0 million in proceeds from sales of property and equipment, offset by $17.2 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $25,000 and $14,000 for the nine months ended September 30, 2026 and 2025, respectively. The net cash provided by financing activities for the nine months ended September 30, 2026 was due to net proceeds from the issuance of common stock from our employee stock purchase plan and exercise of stock options. The net cash provided by financing activities for the nine months ended September 30, 2025 was due to net proceeds from the issuance of common stock from our employee stock purchase plan.

Funding Requirements

We have incurred net losses and negative cash flows from operations since our inception, and have an accumulated deficit of $480.3 million as of September 30, 2026. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $15.0 million.

In October 2026, in connection with the acquisition of Prana, we completed the Private Placement through the sale of the Series D Preferred Stock and accompanying warrants, for aggregate gross proceeds of $120.0 million (see Note 12). We have agreed to seek a stockholder vote to convert the Series D Preferred Stock. Beginning nine months after closing date, a holder may, subject to the conditions, delivery deadlines and exceptions specified in the Certificate of Designation of Preferences, Rights and Limitations of Series D Non-Voting Convertible Preferred Stock (the “Certificate of Designation”), require cash settlement if we fail to deliver shares of common stock upon a properly requested conversion. The cash settlement amount is based on the average closing sale price of our common stock over the ten trading days immediately preceding the applicable conversion date and is payable from legally available funds. Accordingly, based on our current operating plan, along with our history of operating losses, and given the potential risk of having to repurchase the Series D Preferred Stock, our current cash, cash equivalents and marketable securities may not be sufficient to fund our ongoing operations for a period of at least twelve months from the issuance date of these unaudited condensed consolidated financial statements. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern.

We will be required to raise additional capital by partnering, selling equity, or other means to fund our operations, regardless of whether we obtain the requisite stockholder approval to permit the conversion of the Series D Preferred Stock into shares of common stock. If such approval is not obtained, we may need to raise further capital to fund any cash settlements related to the Series D Preferred Stock. There can be no assurance as to whether partnering efforts will be successful or whether additional financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, it would have a negative impact on the Company’s financial condition and could force the Company to delay, limit, reduce, or terminate product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise plan to develop and market itself.

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

Contractual Obligations and Commitments

Refer to Note 6 Collaborations and Note 7 Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our contractual obligations and commitments.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarter ended September 30, 2026, we completed our acquisition of Prana. In connection with the merger, we have begun the process of integrating Prana’s financial processes, systems and personnel into our system of internal control over financial reporting. We expect this integration to result in changes to our internal control over financial reporting commencing in the fourth quarter of 2026.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in the risk factors that appear in Part I - Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 12, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business.

Risks Related to the Merger with Prana

Following our Merger with Prana, our business is highly dependent on the success of PRA-216. PRA-216 requires additional clinical and manufacturing development before we may be able to seek regulatory approval for, and launch, a product commercially, and we may not be successful in our efforts.

We currently have no products that are approved for commercial sale and we may never be able to develop marketable products. Following our acquisition of Prana, we are focusing the majority of our resources on the development of PRA-216 in asthma, COPD, atopic dermatitis and EoE, and completing the Phase 1/2 clinical trial of BDC-4182. If PRA-216, across the various target indications, encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and forecasted timelines and business could be significantly harmed. Because we are focusing the majority of our resources on a single product candidate, any failure or significant delay in PRA-216’s development would have a disproportionate impact on our business, financial condition and prospects, and our other clinical-stage programs would not be able to offset such a setback.

We cannot provide you with any assurance that we will be able to successfully advance PRA-216 or any additional product candidates through the development process in any particular target indication. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

•
our product candidates may not succeed in preclinical or clinical testing;
•
a product candidate may on further study be shown to have harmful side effects, or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•
competitors may develop alternatives that render our product candidates obsolete or less attractive;
•
product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•
the market for a product candidate may change during our development program so that the continued development of that product candidate is no longer reasonable;
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•
a product candidate may not be accepted as safe and/or effective by the U.S. Food and Drug Administration, and/or other applicable regulatory authorities, patients, the medical community and/or third-party payors, if applicable.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, or we may not be able to identify, discover, develop, or commercialize additional product candidates, which could have a material adverse effect on our business and could potentially cause us to cease operations.

If we do not successfully develop, secure regulatory approval for, and commercialize product candidates or collaborate with others to do so, we will not be able to obtain product revenue in future periods, which would significantly harm our financial position and adversely affect the trading price of our common stock.

Pursuant to the terms of the Merger Agreement, we are required to recommend that our stockholders approve the conversion of all outstanding shares of Series D Preferred Stock into shares of common stock. We cannot guarantee that our stockholders will approve this matter, and if they fail to do so we may be required to settle the shares of Series D Preferred Stock in cash and our operations may be materially harmed.

Under the terms of the Merger Agreement and the Purchase Agreement, as promptly as practicable following the date of the Merger Agreement and pursuant to the Nasdaq Stock Market Rules, we will call and hold a meeting or meetings of our stockholders to obtain the requisite approval for, among other things:

•
the approval, in accordance with the applicable rules of Nasdaq, of the conversion of the Series D Preferred Stock into shares of our common stock, or the Preferred Stock Conversion Proposal,
•
the approval of the transactions contemplated by the Merger Agreement and the Purchase Agreement in accordance with applicable Nasdaq listing rules,
•
to the extent deemed necessary or advisable, approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock,
•
the approval of an equity incentive plan, subject to approval by our board of directors,
•
the approval of an employee stock purchase plan, subject to approval by our board of directors, and
•
to the extent deemed necessary or advisable by us and/or Prana, approval of an amendment to our certificate of incorporation to effect a reverse stock split (the matters contemplated in items (i) through (vi) collectively referred to as the Stockholder Matters).

Persons receiving common stock or Series D Stock in the Merger or the Private Placement are excluded from the specified votes under the Merger Agreement. If we fail to receive sufficient proxies to constitute a quorum or to obtain the required vote on the applicable Stockholder Matters, we would be required to adjourn or postpone the applicable meeting one or more times to a date or dates no more than 30 days after the scheduled date for such meeting. If stockholder approval of the applicable Stockholder Matters is still not obtained following such adjournment(s), we are obligated to continue soliciting stockholder approval at subsequent annual or special meetings of our stockholders, held at intervals of no more than six months, until such approvals are obtained, which would be time consuming and costly.

There can be no assurance that our stockholders will approve the Stockholder Matters. Additionally, if at any time following the date that is nine months following the initial issuance date of the Series D Preferred Stock, we fail to deliver to the holders of the Series D Preferred Stock shares of common stock underlying such shares of Series D Preferred Stock by the applicable contractual Share Delivery Deadline (as defined in the Certificate of Designation) following a properly completed and executed notice of conversion (other than in certain circumstances set forth in the Certificate of Designation), and the applicable notice has not been rescinded, the holders of the Series D Preferred Stock would be entitled to require us to settle such undelivered shares for cash, out of legally available funds, in an amount equal to the fair value of such undelivered shares of common stock, as described in the Certificate of Designation. Fair value is determined using the average closing sale price of our common stock over the ten trading days immediately preceding the applicable conversion date, and payment is due within two business days following the holder’s request. If we are forced to cash settle a significant amount of the shares of our common stock underlying the Series D Preferred Stock, it could materially affect our results of operations, business and financial condition.

If we fail to successfully integrate Prana’s operations and business in the expected timeframe, our results of operations, financial condition, and future results could be harmed and our stockholders may not realize the benefits of the acquisition of Prana.

Our ability to successfully integrate Prana's operations and business will significantly determine our ability to realize the anticipated benefits from the Merger. If we are not able to achieve our integration objectives within the anticipated time frame, or at all, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be adversely affected. In addition, the integration of our company’s and Prana’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. There can be no assurance that we will effectively manage the increased complexity of our business without experiencing operating inefficiencies or control deficiencies. Delays encountered in the integration process could have a material adverse effect on our expenses, operating results and financial condition, including the value of shares of our common stock.

Future or past business transactions (such as our efforts to integrate Prana’s operations and business) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate Prana into our information technology environment and security program.

We expect to incur substantial expenses related to the integration of Prana.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Merger and the integration of Prana. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, and benefits. Both our company and Prana have incurred significant transaction expenses in connection with the Merger. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in significant charges following the completion of the Merger, and the amount and timing of such charges are uncertain at present.

A substantial number of shares of our common stock will become available for sale and may be sold upon conversion of the Series D Preferred Stock, and additional shares may be sold by existing common stockholders, which could cause the trading price of our common stock to decline.

If our stockholders approve the Preferred Stock Conversion Proposal, up to 30,356,240 shares of common stock will be issuable upon conversion of the Series D Preferred Stock, subject to beneficial ownership limitations and adjustment as provided in the Certificate of Designation. The sale of a substantial number of shares of common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

In addition, in the future, we may also issue shares of our common stock in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could substantially increase our shares of common stock outstanding, which could adversely affect the price of our common stock on Nasdaq.

In connection with the Merger, certain officers, directors and stockholders of Prana as of immediately prior to the Merger, and certain of our directors and officers entered into lock-up agreements, pursuant to which each such stockholder is subject to a 180-day lock-up on the sale or transfer of shares of our common stock and Series D Preferred Stock held by each such stockholder at the closing of the Merger, including those shares received by former Prana securityholders in the Merger. Upon expiration of this 180-day lock-up period, these shares will become eligible for sale in the public market, subject to applicable securities-law and other restrictions.

In connection with the closing of the Private Placement, we entered into a registration rights agreement with the investors, or the Registration Rights Agreement, covering the resale of the applicable shares of common stock underlying the Series D Preferred Stock and warrants issued in the Private Placement. Separately, pursuant to the Merger Agreement, we are required to register the resale of the shares of common stock issued in the Merger and the shares of common stock underlying the Series D Preferred Stock issued in the Merger as promptly as practicable and within 75 days following the closing of the Merger. Under the Registration Rights Agreement, we are required to prepare and file a resale registration statement with the SEC within 75 calendar days following the closing of the Private Placement. We are obligated to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC by the earlier of five business days after the date we are notified that the registration statement will not be reviewed or will not be subject to further review and 60 calendar days following the filing deadline if the SEC reviews the registration statement, subject to the contractual extensions relating to approval of specified stockholder matters and effectiveness of a reverse stock split. Once the applicable registration statement is declared effective, the shares subject to such registration statement may be sold in the public markets, subject to the terms of the registration statement and applicable securities-law and contractual restrictions. Conversion of the Series D Preferred Stock remains subject to applicable beneficial ownership limitations. If our stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale lapse, the trading price of our common stock could decline.

In addition, we assumed Prana’s outstanding stock options and converted them into options to purchase our common stock, subject to the adjustments and restrictions in the Merger Agreement. We intend to file a registration statement on Form S-8 registering the shares of common stock underlying these options, and following such registration these shares of common stock will be freely tradable once vested, to the extent not held by our directors, officers and affiliates.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the Merger. These events may also result in investigations by the SEC or other government agencies. We may be exposed to such litigation and resulting costs in connection with the Merger even if no wrongdoing occurred.

Furthermore, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The market price of our common stock may be volatile, and we may be the target of this type of litigation in the future.

Litigation is usually expensive and diverts management’s attention and resources from other business concerns, which could adversely affect our business and cash resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated October 23, 2026, by and among Bolt Biotherapeutics, Inc., Prince Merger Sub I, Inc., Prince Merger Sub II, LLC, and Prana Therapies, Inc.	8-K	001-39988	2.1	10/23/2026
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-39988	3.1	2/9/2021
3.2	Certificate of Amendment of the Amended and Restated Certificates of Incorporation.	8-K	001-39988	3.1	6/6/2025
3.3	Certificate of Designation of Series D Non-Voting Convertible Preferred Stock	8-K	001-39988	3.1	10/23/2026
3.4	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-39988	3.1	4/16/2025
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of common stock certificate of the Registrant.	S-1	333-252136	4.1	1/15/2021
10.1	Lease Agreement Amendment	8-K	001-39988	10.1	10/1/2026
10.1*	Form of Securities Purchase Agreement, dated as of October 23, 2026, by and among Bolt Biotherapeutics, Inc. and each investor listed on Exhibit A thereto	8-K	001-39988	10.1*	10/23/2026
10.2	Registration Rights Agreement	8-K	001-39988	10.2	10/23/2026
10.3	Form of Warrant to Purchase Preferred Stock or Common Stock	8-K	001-39988	10.3	10/23/2026
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

† The certification attached as Exhibit 32.1 that accompany this Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Bolt Biotherapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOLT BIOTHERAPEUTICS, INC.

Date: November 12, 2026	By:	/s/ William P. Quinn
William P. Quinn President, Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)